Form 10-Q
period 2023-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2023-03-10
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of  March 6, 2023 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,357,529 Common Shares, par value $.01 per share, and 28,969,866 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2023	October 31, 2022
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,193,552	$1,190,356
Less: Accumulated depreciation	(309,593)	(303,488)
	883,959	886,868
Investments in and advances to unconsolidated joint ventures	28,601	29,586
	912,560	916,454

Cash and cash equivalents	14,094	14,966
Tenant receivables-net	24,228	22,889
Prepaid expenses and other assets	36,254	34,559
Deferred charges, net of accumulated amortization	8,180	8,458
Total Assets	$995,316	$997,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$37,500	$30,500
Mortgage notes payable and other loans	300,500	302,316
Accounts payable and accrued expenses	9,633	5,399
Deferred compensation – officers	56	54
Other liabilities	22,551	23,205
Total Liabilities	370,240	361,474

Redeemable Noncontrolling Interests	61,206	61,550

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,357,529 and 10,247,072 shares issued and outstanding	105	104
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 28,970,166 and 28,963,433 shares issued and outstanding	290	290
Additional paid in capital	509,815	511,471
Cumulative distributions in excess of net income	(183,483)	(179,754)
Accumulated other comprehensive income (loss)	12,143	17,191
Total Stockholders' Equity	563,870	574,302
Total Liabilities and Stockholders' Equity	$995,316	$997,326

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2023	2022

Revenues
Lease income	$35,739	$34,087
Lease termination	1,557	28
Other	1,001	1,440
Total Revenues	38,297	35,555

Expenses
Property operating	6,965	7,002
Property taxes	5,918	5,923
Depreciation and amortization	8,404	7,144
General and administrative	2,726	2,680
Directors' fees and expenses	119	107
Total Operating Expenses	24,132	22,856

Operating Income	14,165	12,699

Non-Operating Income (Expense):
Interest expense	(3,647)	(3,302)
Equity in net income from unconsolidated joint ventures	420	267
Gain (loss) on sale of property	(4)	2
Interest, dividends and other investment income	134	55
Net Income	11,068	9,721

Noncontrolling interests:
Net income attributable to noncontrolling interests	(853)	(911)
Net income attributable to Urstadt Biddle Properties Inc.	10,215	8,810
Preferred stock dividends	(3,413)	(3,413)

Net Income Applicable to Common and Class A Common Stockholders	$6,802	$5,397

Basic Earnings Per Share:
Per Common Share:	$0.17	$0.13
Per Class A Common Share:	$0.18	$0.14

Diluted Earnings Per Share:
Per Common Share:	$0.16	$0.13
Per Class A Common Share:	$0.18	$0.14

Dividends Per Share:
Common	$0.2250	$0.2145
Class A Common	$0.2500	$0.2375

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2023	2022

Net Income	$11,068	$9,721

Other comprehensive income (loss):
Change in unrealized gains (losses) on interest rate swaps	(4,365)	3,471
Change in unrealized gains (losses) on interest rate swaps-equity investees	(683)	352

Total comprehensive income	6,020	13,544
Comprehensive income attributable to noncontrolling interests	(853)	(911)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	5,167	12,633
Preferred stock dividends	(3,413)	(3,413)

Total comprehensive income applicable to Common and Class A Common Stockholders	$1,754	$9,220

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended January 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$11,068	$9,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,404	7,144
Straight-line rent adjustment	(372)	(5)
Provision for tenant credit losses	(20)	200
(Gain)/loss on sale of property	4	(2)
Restricted stock compensation expense and other adjustments	926	638
Deferred compensation arrangement	2	(13)
Equity in net (income) of unconsolidated joint ventures	(420)	(267)
Distributions of operating income from unconsolidated joint ventures	420	267
Changes in operating assets and liabilities:
Tenant receivables	(948)	(298)
Accounts payable and accrued expenses	4,234	2,756
Other assets and other liabilities, net	(6,563)	(6,611)
Net Cash Flow Provided by Operating Activities	16,735	13,530

Cash Flows from Investing Activities:
Deposits on acquisition of real estate	-	(500)
Proceeds from sale of property	-	1,848
Improvements to properties and deferred charges	(5,262)	(3,020)
Return of capital from unconsolidated affiliates	265	1,438
Net Cash Flow (Used in) Investing Activities	(4,997)	(234)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(9,572)	(9,308)
Dividends paid -- Preferred Stock	(3,413)	(3,413)
Principal amortization repayments on mortgage notes payable	(1,887)	(1,697)
Repayment of mortgage note payable	-	(6,545)
Proceeds from mortgage note payable	-	11,000
Proceeds from revolving credit facility	7,000	-
Acquisitions of noncontrolling interests	(1,303)	(1,358)
Distributions to noncontrolling interests	(853)	(911)
Payment of taxes on shares withheld for employee taxes	(493)	(590)
Repurchase of Common and Class A Common stock	(2,143)	-
Net proceeds from the issuance of Common and Class A Common Stock	54	48
Net Cash Flow (Used in) Financing Activities	(12,610)	(12,774)

Net Increase/(Decrease) In Cash and Cash Equivalents	(872)	522
Cash and Cash Equivalents at Beginning of Period	14,966	24,057

Cash and Cash Equivalents at End of Period	$14,094	$24,579

Supplemental Cash Flow Disclosures:
Interest Paid	$3,572	$3,077

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended January 31, 2023 and 2022
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,247,072	$104	28,963,433	$290	$511,471	$(179,754)	$17,191	$574,302
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	6,802	-	6,802
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	(5,048)	(5,048)
Cash dividends paid :
Common stock ($0.225 per share)	-	-	-	-	-	-	-	-	-	(2,331)	-	(2,331)
Class A common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(7,241)	-	(7,241)
Issuance of shares under dividend reinvestment plan	-	-	-	-	944	-	2,013	-	54	-	-	54
Shares issued under restricted stock plan	-	-	-	-	109,800	1	151,750	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(26,014)	-	(493)	-	-	(493)
Forfeiture of restricted stock	-	-	-	-	-	-	(5,000)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(287)	-	(116,016)	(1)	(2,141)	-	-	(2,142)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	926	-	-	926
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(959)	-	(959)
Balances - January 31, 2023	4,600,000	$115,000	4,400,000	$110,000	10,357,529	$105	28,970,166	$290	$509,815	$(183,483)	$12,143	$563,870

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,153,689	$103	30,073,807	$301	$528,713	$(170,493)	$(7,720)	$575,904
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,397	-	5,397
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,823	3,823
Cash dividends paid :
Common stock ($0.2145 per share)	-	-	-	-	-	-	-	-	-	(2,201)	-	(2,201)
Class A common stock ($0.2375 per share)	-	-	-	-	-	-	-	-	-	(7,107)	-	(7,107)
Issuance of shares under dividend reinvestment plan	-	-	-	-	848	-	1,567	-	48	-	-	48
Shares issued under restricted stock plan	-	-	-	-	109,500	1	149,000	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(27,680)	-	(590)	-	-	(590)
Forfeiture of restricted stock	-	-	-	-	-	-	(35,600)	-	-	-		-
Repurchase of Common and Class A Common stock	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	638	-	-	638
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(536)	-	(536)
Balances - January 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,037	$104	30,161,094	$302	$528,807	$(174,940)	$(3,897)	$575,376

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2023, the Company owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of January 31, 2023 most of our tenants’ businesses are operating normally. We have seen foot traffic, retail activity and general business conditions for most of our tenants essentially return to pre-pandemic levels.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ending October 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The consolidated balance sheet at October 31, 2022 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code ("Code"). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2023 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2023. As of January 31, 2023, the fiscal tax years 2019 through and including 2022 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2023, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2023, the Company had approximately $154.8 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR or Secured Overnight Financing Rate (“SOFR”)-based variable rates on the mortgage financings to a fixed annual rate of 3.74% per annum. As of January 31, 2023 and October 31, 2022, the Company had deferred assets of  $11.5 million and $15.9 million, respectively (included in other assets on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At January 31, 2023, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of $12.1 million, inclusive of the Company's share of accumulated comprehensive income from joint ventures accounted for by the equity method of accounting.  At October 31, 2022, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $17.2 million, inclusive of the Company's share of accumulated comprehensive income from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of January 31, 2023, management does not believe that the value of any of its real estate investments is impaired.

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

The operating results of the Chester Property, which is included in operations is as follows (amounts in thousands):

	Three Months Ended January 31,
	2023	2022
Revenues	$-	$-
Property operating expense	-	(13)
Depreciation and amortization	-	-
Net Income (Loss)	$-	$(13)

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

CAM is a non-lease component of the lease contract under ASC Topic 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers and presented separate from lease income in the accompanying consolidated statements of income, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company, in accordance with ASC Topic 842, combines CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognizes them together as lease income in the accompanying consolidated statements of income.

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

Tenant Receivables

During the early days of the COVID-19 pandemic, the actions taken by federal, state and local governments to mitigate the spread of COVID-19, (i) initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and (ii) subsequently by phasing re-openings resulted in many of our tenants temporarily, or even permanently, closing their businesses, and for some, their ability to pay rent was impacted.

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

We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021, fiscal 2022 or the three months ended January 31, 2023.  As of January 31, 2023, 36 of the 89 tenants are no longer tenants in the Company's properties.

As of January 31, 2023, the Company is recording lease income on a cash basis for approximately 3.3% of our tenants in accordance with ASC Topic 842.

At January 31, 2023 and October 31, 2022, $20,315,000 and $19,895,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable, as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable. Such allowances are reviewed periodically. At January 31, 2023 and October 31, 2022, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $6,382,000 and $6,213,600, respectively. Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable, which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended January 31,
	2023	2022
Numerator
Net income applicable to common stockholders – basic	$1,562	$1,194
Effect of dilutive securities:
Restricted stock awards	44	34
Net income applicable to common stockholders – diluted	$1,606	$1,228

Denominator
Denominator for basic EPS – weighted average common shares	9,413	9,327
Effect of dilutive securities:
Restricted stock awards	385	383
Denominator for diluted EPS – weighted average common equivalent shares	9,798	9,710

Numerator
Net income applicable to Class A common stockholders-basic	$5,240	$4,203
Effect of dilutive securities:
Restricted stock awards	(44)	(34)
Net income applicable to Class A common stockholders – diluted	$5,196	$4,169

Denominator
Denominator for basic EPS – weighted average Class A common shares	28,420	29,659
Effect of dilutive securities:
Restricted stock awards	108	109
Denominator for diluted EPS – weighted average Class A common equivalent shares	28,528	29,768

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Three Months Ended January 31,
	2023	2022
Ridgeway Revenues	10.0%	10.1%
All Other Property Revenues	90.0%	89.9%
Consolidated Revenue	100.0%	100.0%

	January 31, 2023	October 31, 2022
Ridgeway Assets	6.4%	6.5%
All Other Property Assets	93.6%	93.5%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2023 or the year ended October 31, 2022.

	January 31, 2023	October 31, 2022
Ridgeway Percent Leased	98%	98%

Ridgeway Significant Tenants by Annual Base Rents	Three Months Ended January 31,
	2023	2022
The Stop & Shop Supermarket Company	21%	21%
Bed, Bath & Beyond (Note 3)	15%	15%
Marshall’s Inc., a division of the TJX Companies	11%	11%
All Other Tenants at Ridgeway (Note 2)	53%	53%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Note 3 - Bed Bath and Beyond's lease expired on January 31, 2023 and that tenant has vacated the property. The Company is in the process of negotiating a lease for a large portion of this space with a national retailer.

Income Statement (In Thousands):	Three Months Ended January 31, 2023
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,893	$34,404	$38,297
Operating Expenses and Property Taxes	$1,153	$11,730	$12,883
Interest Expense	$396	$3,251	$3,647
Depreciation and Amortization	$554	$7,850	$8,404
Net Income	$1,790	$9,278	$11,068

Income Statement (In Thousands):	Three Months Ended January 31, 2022
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,639	$31,916	$35,555
Operating Expenses and Property Taxes	$1,143	$11,782	$12,925
Interest Expense	$418	$2,884	$3,302
Depreciation and Amortization	$521	$6,623	$7,144
Net Income	$1,557	$8,164	$9,721

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2023.

Index
(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Secured Overnight Finance Rate ("SOFR") plus 1.55% to 2.30% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at January 31, 2023.

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

Orangeburg

The Company is the managing member and owns a 43.8% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property, which, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of January 31, 2023 the Company's ownership percentage had increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 30.3% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has acquired additional interests from non-managing members totaling $11.7 million and has contributed $1.5 million in additional equity to the venture through January 31, 2023.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a Trader Joe's grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT. The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.22% of their invested capital. High Ridge has a defined termination date of December 31, 2099.

Dumont

The Company is the managing member and owns a 43.1% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has acquired additional interests from non-managing members totaling $1.5 million through January 31, 2023.  Dumont owns a retail and residential real estate property, the retail portion of which is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company, shares of its Class A Common stock at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the three months ended January 31, 2023 and 2022, the Company increased/(decreased) the carrying value of the noncontrolling interests by $1.0 million and $536,000, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the three months ended January 31, 2023 and the fiscal year ended October 31, 2022 (amounts in thousands):

	January 31, 2023	October 31, 2022
Beginning Balance	$61,550	$67,395
Change in Redemption Value	959	(1,948)
Partial Redemption of High Ridge Noncontrolling Interest	(643)	(2,681)
Partial Redemption of Dumont Noncontrolling Interest	(660)	(168)
Redemption of UB Rye, LLC Noncontrolling Interest	-	(546)
Redemption of New City Noncontrolling Interest	-	(502)

Ending Balance	$61,206	$61,550

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2023 and October 31, 2022 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	January 31, 2023	October 31, 2022
Chestnut Ridge Shopping Center (50%)	$11,569	$11,617
Gateway Plaza (50%)	5,309	5,858
Putnam Plaza Shopping Center (66.67%)	4,609	4,952
Midway Shopping Center, L.P. (11.79%)	3,572	3,647
Applebee's at Riverhead (50%)	2,819	2,789
81 Pondfield Road Company (20%)	723	723
Total	$28,601	$29,586

Chestnut Ridge Shopping Center

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common interest in each of Gateway Plaza Shopping Center ("Gateway") and Applebee's Plaza ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free-standing Applebee's restaurant and a 7,200 square foot pad site.

Gateway is subject to a non-recourse first mortgage in the amount of $14.0 million. The mortgage loan matures on July 1, 2032 and requires payments of interest only for the first 7 years at a rate equal to the SOFR plus 1.75% and then requires payments of principal and interest for the duration of the loan.  Concurrent with entering into the mortgage, Gateway entered into an interest rate swap agreement, which converts the variable rate based on SOFR to a fixed interest rate of 4.07% per annum for the term of the mortgage note.

Midway Shopping Center, L.P.

The Company, through a wholly-owned subsidiary, owns an 11.79% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot ShopRite-anchored shopping center in Scarsdale, New York. Although the Company has less than a 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway is subject to a non-recourse first mortgage in the amount of $23.4 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $17.6 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

81 Pondfield Road Company

The Company’s other investment in an unconsolidated joint venture is a 20% interest in a retail and office building in Bronxville, New York.

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

The following table provides a disaggregation of lease income recognized during the three months ended January 31, 2023 and 2022, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Three Months Ended January 31,
	2023	2022
Operating lease income:
Fixed lease income (Base Rent)	$26,650	$24,839
Variable lease income (Cost Recoveries)	8,886	9,274
Other lease related income, net:
Above/below market rent amortization	183	174
Uncollectable amounts in lease income	(104)	(113)
ASC Topic 842 cash basis lease income reversal (Including straight-line rent reversals)	124	(87)
Total lease income	$35,739	$34,087

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2023 (a)	$72,364
2024	88,577
2025	76,595
2026	67,580
2027	58,869
Thereafter	241,633
Total	$605,618

(a) The future minimum rental income for fiscal 2023 includes amounts due between February 2023 through October 31, 2023.

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

During the three months ended January 31, 2023, the Company awarded 109,800 shares of Common Stock and 151,750 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2023 was approximately $4.9 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2023, and changes during the three months ended January 31, 2023 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2022	934,200	$17.11	547,300	$19.96
Granted	109,800	$18.29	151,750	$18.97
Vested	(102,200)	$15.65	(88,150)	$22.24
Forfeited	-	$-	(5,000)	$19.84
Non-vested at January 31, 2023	941,800	$17.40	605,900	$19.38

As of January 31, 2023, there was $16.2 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.6 years. For the three months ended January 31, 2023 and 2022, amounts charged to compensation expense totaled $926,000 and $617,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.

For the three month period ended January 31, 2023, the Company repurchased 116,016 shares of Class A Common Stock at an average price per Class A Common share of $18.39 and 287 shares of Common Stock at an average price per Common Share of $18.40.  The Company has repurchased 602,014 shares of Class A Common Stock and 7,127 shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 2,268,093 shares of Class A Common Stock and 53,758 shares of Common Stock.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2022 and January 31, 2023, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2023

Assets:
Interest Rate Swap Agreement	$11,500	$-	$11,500	$-

Liabilities:
Redeemable noncontrolling interests	$61,206	$18,561	$42,645	$-

October 31, 2022

Assets:
Interest Rate Swap Agreement	$15,856	$-	$15,856	$-

Liabilities:
Redeemable noncontrolling interests	$61,550	$11,979	$49,571	$-

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2023, the Company had commitments of approximately $11.2 million for capital improvements to its properties and tenant-related obligations.

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

•
other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors for the fiscal year ended October 31, 2022 and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

Index

Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a Real Estate Investment Trust ("REIT") for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, located in the metropolitan tri-state area outside of the City of New York. Other real estate assets include office properties, two self-storage facilities, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At January 31, 2023, we owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”), which include equity interests in four consolidated joint ventures and six unconsolidated joint ventures. Of the properties owned by wholly-owned subsidiaries or consolidated joint venture entities, approximately 94.1% of the GLA was leased (93.0% at October 31, 2022).  Of the properties owned by unconsolidated joint ventures, approximately 94.4% of the GLA was leased (94.4% at October 31, 2022).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of January 31, 2023, the self-storage facility had 57,389 square feet of available GLA, which was 92.0% leased. As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  The Stratford facility has been operational for approximately 21 months and is 91.0% leased.  We are also nearing completion on construction of a third self-storage facility at our Pompton Lakes, NJ property and our anticipated total investment to develop the facility is approximately $8.2 million.

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

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants:

•	As of January 31, 2023, all of our 71 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating.

•
As of January 31, 2023, approximately 87% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls, and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 1% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York and three retail bank branches.  All six suburban office buildings are open and all of the retail bank branches are open.

Rent Deferrals, Abatements and Lease Restructurings

Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the COVID-19 pandemic when stay-at-home orders were in place and many businesses were required to close.  We evaluated each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  Although each negotiation has been specific to that tenant, most concessions were in the form of deferred rent for some portion of rents due in April 2020 through the beginning of fiscal 2021, to be paid back over the later part of the lease, preferably within a period of one year or less.  Some of these concessions were in the form of rent abatements for some portion of tenant rents due.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We have not converted any additional tenants to cash basis accounting since our second quarter of fiscal 2021. As of January 31, 2023, 36 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period, in which the tenant is converted to cash basis revenue recognition.

During the three months ended January 31, 2022, we recognized collectability adjustments totaling $176,000.  We did not have any significant collectability adjustments in the three months ended January 31, 2023.

As of January 31, 2023, the revenue from approximately 3.3% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of the Company’s real estate investments may be impaired, and management has concluded that none of the Company’s investment properties are impaired at January 31, 2023. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we will be required to take impairment charges, and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

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

We have seen significant improvement in general business conditions, but the public health situation is difficult to predict.  Moreover, challenges presented by inflation, labor shortages, supply chain disruptions and uncertainties in the U.S. economy could present continued or new challenges for our tenants. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842.

As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  During the past year, the United States, as well as many other parts of the world, has experienced rising interest rates, a tightening lending environment, and a disrupted capital market. While recent indicators point toward an improvement in theses market factors, any future changes are difficult to predict.

Transaction Highlights of Fiscal 2023; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In December 2022, we redeemed 29,653  units of UB High Ridge, LLC ("High Ridge") from a non-managing member.  The total cash price paid for the redemptions was $643,000. As a result of the redemptions, our ownership percentage of High Ridge increased to 30.3% from 29.2% at October 31, 2022.

•
In January 2023, we redeemed 31,451 units of UB Dumont, LLC ("Dumont") from a non-managing member.  The total cash price paid for the redemption was $660,400. As a result of the redemptions, our ownership percentage of Dumont increased to 43.1% from 37.8% at October 31, 2022.

•
From November 1, 2022 to December 19, 2022, the Company repurchased 116,016 shares of Class A Common Stock at an average per share price of $18.39 and 287 shares of Common Stock at an average per share price of $18.40 under a previously announced stock repurchase program through a Rule 10b5-1(c)(1) agreement entered into between the Company and its broker Deutsche Bank Securities Inc. We believed the repurchase was a good use of our cash and a way to add value to our stockholders.

Index
Leasing

Overview

With the negative impacts of the COVID-19 pandemic largely behind us and most tenant businesses operating at pre-pandemic levels, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, challenges presented by inflation, labor shortages, supply chain disruptions and uncertainties in the U.S. economy could present continued or new challenges for our tenants.

For the three months ended January 31, 2023, we signed leases for a total of 158,200 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 73,800 square feet at an average rental increase of 10.3% on a cash basis.  Renewals for 84,400 square feet of space previously occupied were signed at an average rental increase of 4.6% on a cash basis.

Tenant improvements and leasing commissions averaged $64.69 per square foot for new leases for the three months ended January 31, 2023. We did not pay any significant tenant improvements and leasing commissions on renewal leases for the three months ended January 31, 2023. The average term for new leases was 6 years and the average term for renewal leases was 3 years.

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

The leases signed in 2023 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other reasons.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of January 31, 2023, management does not believe that any of our investment properties are impaired based on information available to us at January 31, 2023.

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful accounts for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of January 31, 2023, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $2.0 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Form 10-Q.

Index
Liquidity and Capital Resources

Overview

At January 31, 2023, we had cash and cash equivalents of $14.1 million, compared to $15.0 million at October 31, 2022. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.   For the three months ended January 31, 2023 and 2022, net cash flows from operating activities amounted to $16.7 million and $13.5 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the three months ended January 31, 2023 and 2022 totaled $9.6 million and $9.3 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.

In December 2022, the Board of Directors further increased the annualized dividend by approximately $0.05 per Common and Class A Common share beginning with our January 2023 dividend  Although we intend to continue to declare quarterly dividends on our Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends.  The declaration of any future dividends by us is within the discretion of the Board of Directors and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.  Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 90% of its real estate investment trust taxable income, and (ii) the amount of the Company's available cash.

In November and December 2022, we repurchased 116,016 shares of our Class A Common stock at an average price of $18.39 per share and 287 shares of our Common stock at an average price per share of $18.40. All share repurchases were funded with available cash and proceeds from investment property sales.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the three months ended January 31, 2023, we paid approximately $5.3 million for property improvements, tenant improvements and leasing commission costs ($1.3 million representing property improvements, $2.2 million in property improvements related to our Pompton Lakes, NJ self-storage project (see paragraph below) and approximately $1.7 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $11.2 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2023 and fiscal 2024.  This amount is inclusive of our remaining commitments for the Pompton Lakes, NJ developments discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We are nearing completion on construction of a new self-storage facility at our Pompton Lakes, NJ property.  Our total investment in this development at completion is estimated to be approximately $8.2 million. As of January 31, 2023, we have invested approximately $7.9 million, which has been funded with available cash.  Any remaining investment will be funded with available cash or borrowings on our Facility.

We remain in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once we receive approvals to move a cell tower to an alternate site on our adjacent shopping center property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a recently-opened self-storage facility of approximately 131,000 square feet, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  The Stratford self-storage building is approximately 91.0% leased as of January 31, 2023.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $300.5 million consist of $1.7 million in variable rate debt with an interest rate of 4.55% as of January 31, 2023 and $298.8 million in fixed-rate mortgage loans, with a weighted average interest rate of 3.8% at January 31, 2023.  The mortgages are secured by 23 properties with a net book value of $489 million and have fixed rates of interest ranging from 3.1% to 5.6%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At January 31, 2023, we had 48 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have nine promissory notes secured by properties we consolidate and two promissory notes secured by properties in joint ventures that we do not consolidate, the interest rate on which 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate ("SOFR"), plus a specified credit spread amount.  In addition, on each of the dates these notes were executed by us, we entered into a corresponding derivative interest rate swap contract, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR or SOFR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  In August and December 2022, we amended six mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and expect that the replacement reference rate under the amended notes will continue to match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations. See Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 34.0% and a fixed charge coverage ratio of over 3.6 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At January 31, 2023, we had borrowing capacity of $86.7 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We currently have a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives us the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of either SOFR plus 1.55% to 2.30%, or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness, including preferred stock, and additionally requires us to maintain certain debt coverage ratios. We were in compliance with such covenants at January 31, 2023. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

At January 31, 2023, we have $37.5 million outstanding on our Facility.

Unconsolidated Joint Venture Debt

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in Putnam Plaza Shopping Center,

•	an 11.792% equity interest in Midway Shopping Center, L.P.,

•	a 50% equity interest in Chestnut Ridge Shopping Center,

•	a 50% equity interest in each of Gateway Plaza Shopping Center and Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At January 31, 2023	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$23,400	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$17,600	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$14,000	4.07%	July 2032

Index
Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $16.7 million for the three months ended January 31, 2023 compared to $13.5 million in the comparable period of fiscal 2022. The net increase in operating cash flows when compared with the corresponding prior period was primarily related to new leasing in the portfolio completed after the first quarter of fiscal 2022 and in fiscal 2023 and the net operating income from our Shelton Square acquisition, which closed after the first quarter of fiscal 2022.

Investing Activities

Net cash flows used by investing activities amounted to $5.0 million for the three months ended January 31, 2023 compared to net cash used by investing activities in the amount of $234,000 in the comparable period of fiscal 2022. The increase in net cash flows used by investing activities in the three months ended January 31, 2023 when compared to the corresponding prior period was the result of investing $2.2 million more in improvements to our properties than we did in the first quarter of fiscal 2022.  In addition, the increase in net cash used was the result of selling one investment property in the first quarter of fiscal 2022, which generated net proceeds of $1.8 million, we did not sell any properties in the first quarter of fiscal 2023 and receiving $1.1 million less in distributions from our unconsolidated joint ventures in the first quarter of fiscal 2023 when compared with last year’s first quarter.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The small decrease in net cash flows used by financing activities for the three months ended January 31, 2023, when compared to the corresponding prior period, was predominantly the result of borrowing $7 million on our Facility in the first quarter of fiscal 2023, we did not have any borrowing activity on our facility in the first quarter of fiscal 2022.  This was offset by investing $2.1 million to repurchase our common stock in the first quarter of fiscal 2023, we did not repurchase any common stock in the first quarter of fiscal 2022.  In addition, in the first quarter of fiscal 2022 we refinanced a mortgage loan and increased the principal by $4.5 million.

Index
Results of Operations

The following information summarizes our results of operations for the three months ended January 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended				Change Attributable to
	January 31,		Increase		Property	Properties Held In
Revenues	2023	2022	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$26,833	$24,989	$1,844	7.4%	$797	$1,047
Recoveries from tenants	8,886	9,274	(388)	(4.2)%	194	(582)
Uncollectable amounts in lease income	(104)	(113)	9	(8.0)%	-	9
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	124	(63)	187	(296.8)%	-	187
Total lease income	35,739	34,087

Lease termination	1,557	28	1,529	5,460.7%	-	1,529
Other income	1,001	1,440	(439)	(30.5)%	(10)	(429)

Operating Expenses
Property operating	6,965	7,002	(37)	(0.5)%	158	(195)
Property taxes	5,918	5,923	(5)	(0.1)%	65	(70)
Depreciation and amortization	8,404	7,144	1,260	17.6%	282	978
General and administrative	2,726	2,680	46	1.7%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,647	3,302	345	10.4%	-	345
Interest, dividends, and other investment income	134	55	79	143.6%	n/a	n/a

 Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2023 and 2022 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 7.4% to $26.8 million for the three months ended January 31, 2023, as compared with $25.0 million in the corresponding period of 2022. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2022, we acquired one property totaling 188,000 square feet and sold three properties totaling 14,300 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three months ended January 31, 2023, when compared with the corresponding period in fiscal 2022.

Properties Held in Both Periods:

Revenues

Base Rent

For properties held in both periods, base rent for the three months ended January 31, 2023 increased by $1.0 million when compared with the corresponding prior period.  This positive variance in the three months ended January 31, 2023 when compared with the corresponding prior period, was primarily a result of net new leasing in the portfolio after the first quarter of fiscal 2022 predominantly at 10 properties.

In the first three months of fiscal 2023, we leased or renewed approximately 158,200 square feet (or approximately 3.5% of total GLA).  At January 31, 2023, our consolidated properties were 94.1% leased (93.0% leased at October 31, 2022).

Tenant Recoveries
In the three months ended January 31, 2023, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $582,000, when compared with the corresponding prior period, predominantly related to the recalculation of one tenant's real estate tax reimbursement calculations, which resulted in additional billings to that tenant in the first quarter of fiscal 2022, which creates negative variance in the first quarter of fiscal 2023.

Lease Termination Income
In the three months ended January 31, 2023, lease termination income increased by $1.5 million when compared with the corresponding prior period, related predominantly to three lease termination settlements reached with three different tenants in the first quarter of fiscal 2023. Those tenants had vacated their premises and reached agreement with the company to settle the remaining obligations under their leases.

Uncollectable Amounts in Lease Income
In the three months ended January 31, 2023, uncollectable amounts in lease income was relatively unchanged from the corresponding prior period.

ASC Topic 842 Cash Basis Lease Income Reversals
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of January 31, 2023, 36 of these 89 tenants are no longer tenants in the Company's properties. There were no significant charges related to cash-basis tenants in the three months ended January 31, 2023 and 2022.

Expenses

Property Operating
In the three months ended January 31, 2023, property operating expenses were relatively unchanged when compared with the corresponding prior period.

Property Taxes
In the three months ended January 31, 2023, property tax expenses were relatively unchanged when compared with the corresponding prior period.

Interest
In the three months ended January 31, 2023, interest expense increased by $345,000 when compared with the corresponding prior period.  The increase was mainly the result of having higher amounts drawn on our Facility coupled with higher interest rates as interest on the Facility is calculated on a variable rate.

Depreciation and Amortization
In the three months ended January 31, 2023, depreciation and amortization increased by $978,000 when compared with the corresponding prior period.  This increase was related to additional tenant improvement amortization resulting from the termination of three tenant leases at our Orange Meadows property, which terminations were required so that we can deliver the combined spaces to a new tenant.

General and Administrative Expenses
In the three months ended January 31, 2023, general and administrative expenses were relatively unchanged when compared with the corresponding prior period.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the three months ended January 31, 2023 and 2022 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Three Months Ended
	January 31,
	2023	2022
Net Income Applicable to Common and Class A Common Stockholders	$6,802	$5,397

Real property depreciation	5,914	5,738
Amortization of tenant improvements and allowances	1,998	991
Amortization of deferred leasing costs	478	397
Depreciation and amortization on unconsolidated joint ventures	371	375
(Gain)/loss on sale of property	4	(2)

Funds from Operations Applicable to Common and Class A Common Stockholders	$15,567	$12,896

FFO amounted to $15.6 million in the three months ended January 31, 2023, compared to $12.9 million in the corresponding period of fiscal 2022.  The net increase in FFO is attributable, among other things to:

Increases:

•	A $1.8 million increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2022 predominantly at 10 properties.
•	The net operating income from our Shelton Square acquisition, which closed after the first quarter of fiscal 2022.
•
An increase in lease termination income of $1.5 million when compared with the corresponding prior period, related predominantly to three lease termination settlements reached with three different tenants in the first quarter of fiscal 2023. Those tenants had vacated their premises and reached agreement with the company to settle the remaining obligations under their leases.

Decreases:

•
An increase in interest expense of $345,000 when compared with the corresponding prior period.  The increase was mainly the result of having higher amounts drawn on our Facility coupled with higher interest rates, as interest on the Facility is calculated on a variable rate.

•
A $388,000 net decrease in recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) when compared with the corresponding prior period, predominantly related to the recalculation of one tenant's real estate tax reimbursement calculations, which resulted in additional billings to that tenant in the first quarter of fiscal 2022, which creates negative variance in the first quarter of fiscal 2023.

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

	Three Months Ended January 31,
	2023	2022	% Change
Same Property Operating Results:

Number of Properties (Note 1)	72

Revenue (Note 2)
Base Rent (Note 3)	$25,966	$25,245	2.9%
Uncollectable amounts in lease income-same property	(104)	(113)	(8.0)%
ASC Topic 842 cash-basis lease income reversal-same property	124	(87)	(242.5)%
Recoveries from tenants	8,688	9,270	(6.3)%
Other property income	137	336	(59.2)%
	34,811	34,651	0.5%

Expenses
Property operating	4,098	3,906	4.9%
Property taxes	5,893	5,913	(0.3)%
Other non-recoverable operating expenses	647	549	17.9%
	10,638	10,368	2.6%

Same Property Net Operating Income	$24,173	$24,283	(0.5)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	746	30
Other Interest income	180	125
Other Dividend Income	8	8
Consolidated lease termination income	1,557	28
Consolidated amortization of above and below market leases	183	174
Consolidated straight line rent income	372	5
Equity in net income of unconsolidated joint ventures	420	267
Taxable REIT subsidiary income/(loss)	(3)	186
Solar income/(loss)	2	(211)
Unrealized holding gains arising during the periods	-	-
Gain on marketable securities	-	-
Interest expense	(3,647)	(3,302)
General and administrative expenses	(2,726)	(2,680)
Uncollectable amounts in lease income	(104)	(113)
Uncollectable amounts in lease income-same property	104	113
ASC Topic 842 cash-basis lease income reversal	124	(87)
ASC Topic 842 cash-basis lease income reversal-same property	(124)	87
Directors fees and expenses	(119)	(107)
Depreciation and amortization	(8,404)	(7,144)
Adjustment for intercompany expenses and other	(1,670)	(1,943)

Total other -net	(13,101)	(14,564)
Income from continuing operations	11,072	9,719	13.9%
Gain (loss) on sale of real estate	(4)	2
Net income	11,068	9,721	13.9%
Net income attributable to noncontrolling interests	(853)	(911)
Net income attributable to Urstadt Biddle Properties Inc.	$10,215	$8,810	15.9%

Same Property Operating Expense Ratio (Note 4)	87.0%	94.4%	(7.5)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three month period ended January 31, 2023 are reduced by approximately $0, for rents that were deferred, and approximately $0, for rents that were abated, because of COVID-19. Base rents for the three month period ended January 31, 2023, are increased by approximately $19,000, in COVID-19 deferred rents that were billed and collected in the fiscal 2023 periods.

Base rents for the three month period ended January 31, 2022 are reduced by approximately $51,000, for rents that were deferred, and approximately $124,000 for rents that were abated, because of COVID-19. Base rents for the three month period ended January 31, 2022, are increased by approximately $287,000, in COVID-19 deferred rents that were billed and collected in the fiscal 2022 periods.

Note 4 -Represents the percentage of property operating expense and real estate tax.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of January 31, 2023, we had total mortgage debt of $298.8 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements to convert some of our variable-rate debt to fixed-rate debt.  As of January 31, 2023, we had nine open derivative financial instruments that relate to promissory notes secured by properties that we consolidate.  These interest rate swaps are cross-collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Southeast, NY, Stamford, CT, Greenwich CT, Darien, CT, Stratford, CT. and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Southeast swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, the Stratford swap expires in February 2032, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  In August and December 2022, we amended six mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and expect that the replacement reference rate under the amended notes will continue to match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations.  See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of our October 31, 2022 annual report on Form 10-K for more information.
At January 31, 2023, we had $37.5 million in borrowings outstanding on our Facility, which bears interest at SOFR plus 1.55%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended January 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2022, our Board of Directors re-approved a new share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions. The Current Repurchase Program was announced on October 3, 2022 and has no set expiration date.  The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors.  For the three month period ended January 31, 2023, the Company repurchased 116,016 shares of Class A Common stock and 287 shares of Common stock under the Current Repurchase Program through a Rule 10b5-1(c)(1) agreement entered into between the Company and its broker Deutsche Bank Securities Inc.

Table A (Class A Common shares)

The following table sets forth Class A Common shares repurchased by the Company during the three month period ended January 31, 2023:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
November 1, 2022 – November 30, 2022	40,268	$18.38	40,268	1,466,807
December 1, 2022 – December 31, 2022	75,748	$18.39	75,748	1,390,859
January 1, 2023 – January 31, 2023	-	-	-	1,390,859

(a)  See paragraph above regarding the Prior Repurchase Program and the Current Repurchase Program.  The number of shares listed under the column “The Maximum Number of Shares That May be Purchased Under the Plan or Program” of Table A is inclusive of the number of shares listed under the same column of Table B.

Table B (Common shares)

The following table sets forth Common shares repurchased by the Company during the three month period ended January 31, 2023:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
November 1, 2022 – November 30, 2022	87	$18.46	87	1,466,807
December 1, 2022 – December 31, 2022	200	$18.37	200	1,390,859
January 1, 2023 – January 31, 2023	-	-	-	1,390,859

(a)  See paragraph above regarding the Prior Repurchase Program and the Current Repurchase Program.  The number of shares listed under the column “The Maximum Number of Shares That May be Purchased Under the Plan or Program” of Table B is inclusive of the number of shares listed under the same column of Table A.

In addition, from time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.  During the three months ended January 31, 2023, the Company repurchased 26,014 shares for an aggregate purchase price of $492,870 (weighted average price of $18.95 per share) in connection with shares of Class A Common Stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock award pursuant to the Company's Restricted Stock Award Plan.

Index

Item 6.  Exhibits

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 26, 2023, by and among Urstadt Biddle Properties Inc., The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A. and Bank of Montreal (as co-syndication agents), (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 27, 2023).

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 10, 2023	and Principal Accounting Officer