Form 10-Q
period 2023-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2023-06-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of  June 2, 2023 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,358,591 Common Shares, par value $.01 per share, and 28,972,016 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2023	October 31, 2022
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,199,222	$1,190,356
Less: Accumulated depreciation	(316,608)	(303,488)
	882,614	886,868
Investments in and advances to unconsolidated joint ventures	28,342	29,586
	910,956	916,454

Cash and cash equivalents	13,453	14,966
Tenant receivables-net	22,829	22,889
Prepaid expenses and other assets	30,917	34,559
Deferred charges, net of accumulated amortization	8,438	8,458
Total Assets	$986,593	$997,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$39,000	$30,500
Mortgage notes payable and other loans	298,660	302,316
Accounts payable and accrued expenses	5,666	5,399
Deferred compensation – officers	55	54
Other liabilities	22,272	23,205
Total Liabilities	365,653	361,474

Redeemable Noncontrolling Interests	59,842	61,550

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,358,591 and 10,247,072 shares issued and outstanding	105	104
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 28,972,016 and 28,963,433 shares issued and outstanding	290	290
Additional paid in capital	510,942	511,471
Cumulative distributions in excess of net income	(186,495)	(179,754)
Accumulated other comprehensive income (loss)	11,256	17,191
Total Stockholders' Equity	561,098	574,302
Total Liabilities and Stockholders' Equity	$986,593	$997,326

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022

Revenues
Lease income	$70,068	$68,743	$34,329	$34,656
Lease termination	1,572	60	15	32
Other	1,728	2,752	727	1,312
Total Revenues	73,368	71,555	35,071	36,000

Expenses
Property operating	13,108	13,449	6,143	6,447
Property taxes	11,821	11,811	5,903	5,888
Depreciation and amortization	15,975	14,716	7,571	7,572
General and administrative	5,503	5,188	2,777	2,508
Directors' fees and expenses	222	201	103	94
Total Operating Expenses	46,629	45,365	22,497	22,509

Operating Income	26,739	26,190	12,574	13,491

Non-Operating Income (Expense):
Interest expense	(7,323)	(6,564)	(3,676)	(3,262)
Equity in net income from unconsolidated joint ventures	868	590	448	323
Gain (loss) on sale of property	(6)	768	(2)	766
Interest, dividends and other investment income	239	161	105	106
Net Income	20,517	21,145	9,449	11,424

Noncontrolling interests:
Net income attributable to noncontrolling interests	(1,692)	(1,814)	(839)	(903)
Net income attributable to Urstadt Biddle Properties Inc.	18,825	19,331	8,610	10,521
Preferred stock dividends	(6,825)	(6,825)	(3,412)	(3,412)

Net Income Applicable to Common and Class A Common Stockholders	$12,000	$12,506	$5,198	$7,109

Basic Earnings Per Share:
Per Common Share:	$0.29	$0.30	$0.13	$0.17
Per Class A Common Share:	$0.33	$0.33	$0.14	$0.19

Diluted Earnings Per Share:
Per Common Share:	$0.29	$0.29	$0.12	$0.17
Per Class A Common Share:	$0.32	$0.32	$0.14	$0.18

Dividends Per Share:
Common	$0.45	$0.429	$0.225	$0.2145
Class A Common	$0.50	$0.475	$0.25	$0.2375

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022

Net Income	$20,517	$21,145	$9,449	$11,424

Other comprehensive income (loss):
Change in unrealized gains (losses) on interest rate swaps	(5,184)	13,691	(819)	10,220
Change in unrealized gains (losses) on interest rate swaps-equity investees	(751)	1,503	(68)	1,151

Total comprehensive income	14,582	36,339	8,562	22,795
Comprehensive income attributable to noncontrolling interests	(1,692)	(1,814)	(839)	(903)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	12,890	34,525	7,723	21,892
Preferred stock dividends	(6,825)	(6,825)	(3,412)	(3,412)
Total comprehensive income applicable to Common and Class A Common Stockholders	$6,065	$27,700	$4,311	$18,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended April 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$20,517	$21,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,975	14,716
Straight-line rent adjustment	(602)	55
Provision for tenant credit losses	457	161
(Gain)/loss on sale of property	6	(768)
Restricted stock compensation expense and other adjustments	1,999	1,627
Deferred compensation arrangement	1	(14)
Equity in net (income) of unconsolidated joint ventures	(868)	(590)
Distributions of operating income from unconsolidated joint ventures	868	590
Changes in operating assets and liabilities:
Tenant receivables	204	1,227
Accounts payable and accrued expenses	267	537
Other assets and other liabilities, net	(2,134)	(3,803)
Net Cash Flow Provided by Operating Activities	36,690	34,883

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(33,161)
Proceeds from sale of property	-	4,400
Improvements to properties and deferred charges	(11,810)	(6,263)
Return of capital from unconsolidated affiliates	407	1,543
Net Cash Flow (Used in) Investing Activities	(11,403)	(33,481)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(19,145)	(18,673)
Dividends paid -- Preferred Stock	(6,825)	(6,825)
Principal amortization repayments on mortgage notes payable	(3,807)	(3,489)
Repayment of mortgage note payable	-	(32,412)
Proceeds from mortgage note payable	-	46,000
Proceeds from revolving credit facility	12,000	20,000
Repayment of revolving credit facility	(3,500)	(10,000)
Acquisitions of noncontrolling interests	(1,303)	(1,860)
Distributions to noncontrolling interests	(1,692)	(1,814)
Payment of taxes on shares withheld for employee taxes	(493)	(590)
Repurchase of Common and Class A Common stock	(2,143)	-
Net proceeds from the issuance of Common and Class A Common Stock	108	97
Net Cash Flow (Used in) Financing Activities	(26,800)	(9,566)

Net Increase/(Decrease) In Cash and Cash Equivalents	(1,513)	(8,164)
Cash and Cash Equivalents at Beginning of Period	14,966	24,057

Cash and Cash Equivalents at End of Period	$13,453	$15,893

Supplemental Cash Flow Disclosures:
Interest Paid	$7,156	$6,199

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended April 30, 2023 and 2022
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,247,072	$104	28,963,433	$290	$511,471	$(179,754)	$17,191	$574,302
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	12,000	-	12,000
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	(5,935)	(5,935)
Cash dividends paid :
Common stock ($0.45 per share)	-	-	-	-	-	-	-	-	-	(4,661)	-	(4,661)
Class A common stock ($0.50 per share)	-	-	-	-	-	-	-	-	-	(14,485)	-	(14,485)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,006	-	4,163	-	108	-	-	108
Shares issued under restricted stock plan	-	-	-	-	109,800	1	151,750	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(26,014)	-	(493)	-	-	(493)
Forfeiture of restricted stock	-	-	-	-	-	-	(5,300)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(287)	-	(116,016)	(1)	(2,141)	-	-	(2,142)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,999	-	-	1,999
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	405	-	405
Balances - April 30, 2023	4,600,000	$115,000	4,400,000	$110,000	10,358,591	$105	28,972,016	$290	$510,942	$(186,495)	$11,256	$561,098

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,153,689	$103	30,073,807	$301	$528,713	$(170,493)	$(7,720)	$575,904
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	12,506	-	12,506
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	15,194	15,194
Cash dividends paid :
Common stock ($0.429 per share)	-	-	-	-	-	-	-	-	-	(4,403)	-	(4,403)
Class A common stock ($0.475 per share)	-	-	-	-	-	-	-	-	-	(14,270)	-	(14,270)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,779	-	3,369	-	97	-	-	97
Shares issued under restricted stock plan	-	-	-	-	109,500	1	149,000	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(27,680)	-	(590)	-	-	(590)
Forfeiture of restricted stock	-	-	-	-	-	-	(36,300)	-	-	-		-
Repurchase of Common and Class A Common stock	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,627	-	-	1,627
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,629	-	1,629
Balances - April 30, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,968	$104	30,162,196	$302	$529,845	$(175,031)	$7,474	$587,694

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended April 30, 2023 and 2022
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - January 31, 2023	4,600,000	$115,000	4,400,000	$110,000	10,357,529	$105	28,970,166	$290	$509,815	$(183,483)	$12,143	$563,870
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,198	-	5,198
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	(887)	(887)
Cash dividends paid :
Common stock ($0.225 per share)	-	-	-	-	-	-	-	-	-	(2,330)	-	(2,330)
Class A common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(7,242)	-	(7,242)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,062	-	2,150	-	54	-	-	54
Forfeiture of restricted stock	-	-	-	-	-	-	(300)	-	-	-	-	-
Repurchase of Common and Class A Common stock					-	-	-	-	-			-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,073	-	-	1,073
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,362	-	1,362
Balances - April 30, 2023	4,600,000	$115,000	4,400,000	$110,000	10,358,591	$105	28,972,016	$290	$510,942	$(186,495)	$11,256	$561,098

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - January 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,037	$104	30,161,094	$302	$528,807	$(174,940)	$(3,897)	$575,376
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,109	-	7,109
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	11,371	11,371
Cash dividends paid :
Common stock ($0.2145 per share)	-	-	-	-	-	-	-	-	-	(2,202)	-	(2,202)
Class A common stock ($0.2375 per share)	-	-	-	-	-	-	-	-	-	(7,163)	-	(7,163)
Issuance of shares under dividend reinvestment plan	-	-	-	-	931	-	1,802	-	49	-	-	49
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(700)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	989	-	-	989
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	2,165	-	2,165
Balances - April 30, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,968	$104	30,162,196	$302	$529,845	$(175,031)	$7,474	$587,694

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2023, the Company owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

As previously announced, on May 17, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regency Centers Corporation, a Florida corporation (“Regency”), Hercules Merger Sub, LLC, a Maryland limited liability company and a wholly owned subsidiary of Regency (“Merger Sub”), UB Maryland I, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Hermes Sub I”), and UB Maryland II, Inc., a Maryland corporation and a direct wholly owned subsidiary of Hermes Sub I (“Hermes Sub II”), pursuant to which, in accordance with the terms, and subject to the conditions, set forth therein, (a) Hermes Sub II will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Hermes Sub I, and (b) following the First Merger, Hermes Sub I will be merged with and into Merger Sub (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub being the surviving entity in the Second Merger.

Under the terms of the Merger Agreement, holders of the Company’s Common Stock, par value $0.01 per share (“Common Stock”) and Class A Common Stock, par value $0.01 per share (“Class A Common Stock” and, together with Common Stock, the “Company Common Shares”) will ultimately receive 0.347 of a newly-issued share of common stock, par value $0.01 per share, of Regency (“Regency Common Stock”) for each Company Common Share they own. No fractional shares of Regency Common Stock will be issued in the Mergers. The value of any fractional interests of shares of Regency Common Stock to which a holder would otherwise be entitled will be paid in cash. Under the terms of the Merger Agreement, holders of the Company’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will ultimately receive, for each share of preferred stock they own, one share of newly issued Regency 6.25% Series A Cumulative Redeemable Preferred Stock (“Regency Series A Preferred Stock”) and 5.875% Series B Cumulative Redeemable Preferred Stock (“Regency Series B Preferred Stock”), respectively, having materially the same terms as the Company’s corresponding series of preferred stock.

Regency and the Company have also agreed to coordinate the timing of their regular quarterly dividends prior to the closing of the Mergers, including proration of the Company’s next dividend to take into account the shorter period covered from the prior Company record date to June 14, 2023 as compared to the Company’s regular quarterly dividend timing. Accordingly, on June 1, 2023, the Board of Directors declared a dividend of $0.2083 for each share of Class A Common Stock and $0.1875 for each share of Common Stock.  The dividends are payable July 6, 2023 to stockholders of record on June 14, 2023.

Also on May 17, 2023, the Company (solely with respect to certain provisions) entered into a Voting Agreement (the “Voting Agreement”) with Regency and  Willing L. Biddle, Catherine U. Biddle, Elinor F. Urstadt, Urstadt Property Company, Inc., Urstadt Realty Associates Co LP and Urstadt Realty Shares II L.P., in their respective capacities as record or beneficial owners of Company Common Shares (together, the “Urstadt Biddle Family Stockholders”) collectively representing approximately 68% of the voting power among the Company’s stockholders, pursuant to which the Urstadt Biddle Family Stockholders have agreed to vote (or cause to be voted) all of their Company Common Shares in favor of any proposal to approve the Mergers and against any alternative proposal. The Urstadt Biddle Family Stockholders have further agreed, under the Voting Agreement, to not transfer any of their shares which are subject to its terms.

The boards of directors of the Company and Regency have each approved the Mergers and the other transactions contemplated by the Merger Agreement. The transaction is currently expected to close late in the third quarter or early in the fourth quarter of calendar year 2023, subject to the receipt of approval of holders of the Company Common Shares and satisfaction of other customary closing conditions. The Board of Directors of the Company has recommended approval of the Mergers, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of April 30, 2023 most of our tenants’ businesses are operating normally. We have seen foot traffic, retail activity and general business conditions for most of our tenants essentially return to pre-pandemic levels.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending October 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2022.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2023. As of April 30, 2023, the fiscal tax years 2019 through and including 2022 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of April 30, 2023, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2023, the Company had approximately $153.9 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR or Secured Overnight Financing Rate (“SOFR”)-based variable rates on the mortgage financings to a fixed annual rate of 3.74% per annum. As of April 30, 2023 and October 31, 2022, the Company had deferred assets of  $10.7 million and $15.9 million, respectively (included in other assets on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At April 30, 2023, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of $11.3 million, inclusive of the Company's share of accumulated comprehensive income from joint ventures accounted for by the equity method of accounting.  At October 31, 2022, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $17.2 million, inclusive of the Company's share of accumulated comprehensive income from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of April 30, 2023, management does not believe that the value of any of its real estate investments is impaired.

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

In September 2021, the Company entered into a purchase and sale agreement to sell its property located in Chester, NJ (the "Chester Property") to an unrelated third party for a sale price of $1.96 million, as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Chester Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2021.  In December 2021, the Chester Property sale was completed and the Company realized an additional loss on sale of property of $8,000, which loss is included in operations in the consolidated statement of income for the six months ended April 30, 2022.

In February 2022, the Company sold its free-standing restaurant property located in Bloomfield, NJ (the "Bloomfield Property") to an unrelated third party for a sale price of $1.8 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $544,000, which gain is included in continuing operations in its consolidated income statements for the three and six months ended April 30, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In March 2022, the Company sold its free-standing restaurant property located in Unionville, CT (the "Unionville Property") to an unrelated third party for a sale price of $950,000, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $203,000, which gain is included in continuing operations in its consolidated income statements for the three and six months ended April 30, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

The operating results of the Chester Property, the Bloomfield Property and the Unionville Property, which are included in  operations, are as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
Revenues	$-	$46	$-	$8
Property operating expense	-	(27)	-	(9)
Depreciation and amortization	-	(14)	-	(2)
Net Income (Loss)	$-	$5	$-	$(3)

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

We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021, fiscal 2022 or the three and six months ended April 30, 2023.  As of April 30, 2023, 37 of the 89 tenants are no longer tenants in the Company's properties.

As of April 30, 2023, the Company is recording lease income on a cash basis for approximately 3.1% of our tenants in accordance with ASC Topic 842.

At April 30, 2023 and October 31, 2022, $20,563,000 and $19,895,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable, as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable. Such allowances are reviewed periodically. At April 30, 2023 and October 31, 2022, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $6,726,000 and $6,213,600, respectively. Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable, which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
Numerator
Net income applicable to common stockholders – basic	$2,758	$2,768	$1,195	$1,574
Effect of dilutive securities:
Restricted stock awards	77	85	34	52
Net income applicable to common stockholders – diluted	$2,835	$2,853	$1,229	$1,626

Denominator
Denominator for basic EPS – weighted average common shares	9,413	9,327	9,413	9,328
Effect of dilutive securities:
Restricted stock awards	403	424	421	465
Denominator for diluted EPS – weighted average common equivalent shares	9,816	9,751	9,834	9,793

Numerator
Net income applicable to Class A common stockholders-basic	$9,242	$9,738	$4,003	$5,535
Effect of dilutive securities:
Restricted stock awards	(77)	(85)	(34)	(52)
Net income applicable to Class A common stockholders – diluted	$9,165	$9,653	$3,969	$5,483

Denominator
Denominator for basic EPS – weighted average Class A common shares	28,393	29,637	28,365	29,614
Effect of dilutive securities:
Restricted stock awards	163	163	219	217
Denominator for diluted EPS – weighted average Class A common equivalent shares	28,556	29,800	28,584	29,831

Segment Reporting
The Company's primary business is the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, with a concentration in the metropolitan tri-state area of the City of New York. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company’s properties, located in Stamford, CT (“Ridgeway”), is considered significant as its revenue is in excess of 10% (in various times in fiscal 2022) of the Company’s consolidated total revenues and accordingly is a reportable segment. The Company has aggregated the remainder of its properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid-1990’s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
Ridgeway Revenues	9.7%	9.8%	9.1%	9.7%
All Other Property Revenues	90.3%	90.2%	90.9%	90.3%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2023	October 31, 2022
Ridgeway Assets	6.4%	6.5%
All Other Property Assets	93.6%	93.5%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2023 or the year ended October 31, 2022.

	April 30, 2023	October 31, 2022
Ridgeway Percent Leased	85%	98%

Index

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
The Stop & Shop Supermarket Company	23%	21%	25%	21%
Bed, Bath & Beyond (Note 3)	7%	15%	0%	15%
Marshall’s Inc.	11%	11%	12%	11%
All Other Tenants at Ridgeway (Note 2)	59%	53%	63%	53%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Note 3 - Bed Bath & Beyond lease expired on January 31, 2023. In the third quarter of fiscal 2023, the Company released a large portion of the space to Burlington.

Income Statements (In Thousands):	Six Months Ended April 30, 2023			Three Months Ended April 30, 2023
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,087	$66,281	$73,368	$3,194	$31,877	$35,071
Property Operating Expenses	$2,321	$22,608	$24,929	$1,168	$10,878	$12,046
Interest Expense	$780	$6,543	$7,323	$384	$3,292	$3,676
Depreciation and Amortization	$1,117	$14,858	$15,975	$563	$7,008	$7,571
Net Income	$2,870	$17,647	$20,517	$1,080	$8,369	$9,449

Income Statements (In Thousands):	Six Months Ended April 30, 2022			Three Months Ended April 30, 2022
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,114	$64,441	$71,555	$3,475	$32,525	$36,000
Property Operating Expenses	$2,269	$22,991	$25,260	$1,126	$11,209	$12,335
Interest Expense	$800	$5,764	$6,564	$382	$2,880	$3,262
Depreciation and Amortization	$1,145	$13,571	$14,716	$624	$6,948	$7,572
Net Income	$2,900	$18,245	$21,145	$1,343	$10,081	$11,424

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2023.

Index
(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Secured Overnight Finance Rate ("SOFR") plus 1.55% to 2.30% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at April 30, 2023.

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

Orangeburg

The Company is the managing member and owns a 43.8% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property, which, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Since acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of April 30, 2023 the Company's ownership percentage had increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 30.3% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has acquired additional interests from non-managing members totaling $11.7 million and has contributed $1.5 million in additional equity to the venture through April 30, 2023.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a Trader Joe's grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT. The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.26% of their invested capital.

Dumont

The Company is the managing member and owns a 43.1% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has acquired additional interests from non-managing members totaling $1.5 million through April 30, 2023.  Dumont owns a retail and residential real estate property, the retail portion of which is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company, shares of its Class A Common stock at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the six months ended April 30, 2023 and 2022, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(0.4) million and $(1.6) million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the six months ended April 30, 2023 and the fiscal year ended October 31, 2022 (amounts in thousands):

	April 30, 2023	October 31, 2022
Beginning Balance	$61,550	$67,395
Change in Redemption Value	(405)	(1,948)
Partial Redemption of High Ridge Noncontrolling Interest	(643)	(2,681)
Partial Redemption of Dumont Noncontrolling Interest	(660)	(168)
Redemption of UB Rye, LLC Noncontrolling Interest	-	(546)
Redemption of New City Noncontrolling Interest	-	(502)

Ending Balance	$59,842	$61,550

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2023 and October 31, 2022 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	April 30, 2023	October 31, 2022
Chestnut Ridge Shopping Center (50%)	$11,549	$11,617
Gateway Plaza (50%)	5,051	5,858
Putnam Plaza Shopping Center (66.67%)	4,603	4,952
Midway Shopping Center, L.P. (11.79%)	3,563	3,647
Applebee's at Riverhead (50%)	2,853	2,789
81 Pondfield Road Company (20%)	723	723
Total	$28,342	$29,586

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

Midway is subject to a non-recourse first mortgage in the amount of $23.1 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $17.5 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The following table provides a disaggregation of lease income recognized during the six and three month periods ended April 30, 2023 and 2022, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
Operating lease income:
Fixed lease income (Base Rent)	$53,195	$50,850	$26,545	$26,011
Variable lease income (Recoverable Costs)	16,962	17,657	8,076	8,383
Other lease related income, net:
Above/below market rent amortization	369	396	186	222
Uncollectible amounts in lease income	(460)	(151)	(356)	(38)
ASC Topic 842 cash basis lease income reversal (Including straight-line rent adjustments)	2	(9)	(122)	78

Total lease income	$70,068	$68,743	$34,329	$34,656

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2023 (a)	$48,583
2024	90,279
2025	77,911
2026	68,812
2027	60,029
Thereafter	258,670
Total	$604,284

(a) The future minimum rental income for fiscal 2023 includes amounts due between May 2023 through October 31, 2023.

Index

(6)  STOCKHOLDERS’ EQUITY

Authorized Stock
The Company's Charter authorizes 200,000,000 shares of stock.  The total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock, 50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

Restricted Stock Plan
The Company has a Restricted Stock Plan, as amended (the "Plan") that provides a form of equity compensation for employees of the Company.  In March 2023, the Stockholders of the Company approved an increase in the amount of shares available for grant under the Plan by 1,000,000 shares. The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 6,500,000 shares of the Company’s common equity, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

During the six months ended April 30, 2023, the Company awarded 109,800 shares of Common Stock and 151,750 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2023 was approximately $4.9 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2023, and changes during the six months ended April 30, 2023 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2022	934,200	$17.11	547,300	$19.96
Granted	109,800	$18.29	151,750	$18.97
Vested	(102,200)	$15.65	(88,150)	$22.24
Forfeited	-	$-	(5,300)	$19.83
Non-vested at April 30, 2023	941,800	$17.40	605,600	$19.38

As of April 30, 2023, there was $15.1 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.4 years.

The Merger Agreement provides that each share of restricted Common Stock and Class A Common Stock will ultimately fully vest and convert into the right to receive the Merger Consideration at the effective time of the Second Merger.

For the six months ended April 30, 2023 and 2022, amounts charged to compensation expense totaled $2,010,000 and $1,607,000, respectively. For the three months ended April 30, 2023 and 2022, amounts charged to compensation expense totaled $1,084,000 and $989,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.

For the six month period ended April 30, 2023, the Company repurchased 116,016 shares of Class A Common Stock at an average price per Class A Common share of $18.39 and 287 shares of Common Stock at an average price per Common Share of $18.40.  The Company has repurchased 602,014 shares of Class A Common Stock and 7,127 shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 2,268,093 shares of Class A Common Stock and 53,758 shares of Common Stock.

In connection with the approval of the Mergers, on May 17, 2023, the Company’s Board of Directors suspended the Company’s Current Repurchase Program, effective as of immediately prior to the execution of the Merger Agreement.

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

Stockholder Rights Agreement
On May 17, 2023, the Company entered into the Amendment to Rights Agreement (the “Amendment”) with Computershare Inc.,  as Rights Agent (the “Rights Agent”). The Amendment amends the Rights Agreement (the “Rights Agreement”), dated as of August 13, 2018, by and between the Company and the Rights Agent, to change the Expiration Date (defined therein) from November 11, 2028 to May 17, 2023. As a result of the Amendment, effective as of the close of business on May 17, 2023, the Rights (as defined in the Rights Agreement) have expired and cease to be outstanding.

Dividend Reinvestment Plan
The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. In connection with the approval of the Mergers and the other transactions contemplated by the Merger Agreement, on May 17, 2023, the Company’s Board of Directors suspended the DRIP effective as of immediately prior to the execution of the Merger Agreement. As a result of the suspension of the DRIP, any dividends paid after the date hereof will be paid to the Company’s stockholders in cash.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2022 and April 30, 2023, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2023

Assets:
Interest Rate Swap Agreement	$10,672	$-	$10,672	$-

Liabilities:
Redeemable noncontrolling interests	$59,842	$17,197	$42,645	$-

October 31, 2022

Assets:
Interest Rate Swap Agreement	$15,856	$-	$15,856	$-

Liabilities:
Redeemable noncontrolling interests	$61,550	$11,979	$49,571	$-

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2023, the Company had commitments of approximately $8.2 million for capital improvements to its properties and tenant-related obligations.

Index

(9) SUBSEQUENT EVENTS

As previously announced, on May 17, 2023, the Company entered into the Merger Agreement. Under the terms of the Merger Agreement, holders Common Stock and Class A Common Stock will ultimately receive 0.347 of a newly-issued share of Regency Common Stock for each share of Common Stock and Class A Common Stock they own. No fractional shares of Regency Common Stock will be issued in the Mergers. The value of any fractional interests of shares of Regency Common Stock to which a holder would otherwise be entitled will be paid in cash. Under the terms of the Merger Agreement, holders of the Company’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will ultimately receive, for each share of preferred stock they own, one share of Regency Series A Preferred Stock and Regency Series B Preferred Stock, respectively, having materially the same terms as the Company’s corresponding series of preferred stock.
Regency and the Company have also agreed to coordinate the timing of their regular quarterly dividends prior to the closing of the Mergers, including proration of the Company’s next dividend to take into account the shorter period covered from the prior Company record date to June 14, 2023 as compared to the Company’s regular quarterly dividend timing. Accordingly, on June 1, 2023 the Board of Directors declared a dividend of $0.2083 for each share of Class A Common Stock and $0.1875 for each share of Common Stock.  The dividends are payable July 6, 2023 to stockholders of record on June 14, 2023.
Also on May 17, 2023, the Company (solely with respect to certain provisions) entered into the Voting Agreement with Regency and the Urstadt Biddle Family Stockholders, collectively representing approximately 68% of the voting power among the Company’s stockholders, pursuant to which the Urstadt Biddle Family Stockholders have agreed to vote (or cause to be voted) all of their Company Common Shares in favor of any proposal to approve the Mergers and against any alternative proposal. The Urstadt Biddle Family Stockholders have further agreed, under the Voting Agreement, to not transfer any of their shares which are subject to its terms.
The boards of directors of the Company and Regency have each approved the Mergers and the other transactions contemplated by the Merger Agreement. The transaction is currently expected to close late in the third quarter or early in the fourth quarter of calendar year 2023, subject to the receipt of approval of holders of the Company’s Common Shares and satisfaction of other customary closing conditions. The Board of Directors of the Company has recommended approval of the Mergers, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.

Index

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the company and the notes thereto included elsewhere in this report.

Forward Looking Statements:

This Quarterly Report on Form 10-Q of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations, expectations related to the Mergers with Regency and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

Important factors, among others, that may affect our actual results include:

•
our ability to consummate the Mergers with Regency and the timing and closing of the Mergers, including, among other things, the ability to obtain the stockholder approval from holders of the Company Common Shares which is required to consummate the Mergers, the satisfaction or waiver of other condition to closing in the Merger Agreement, unanticipated difficulties or expenditures relating to the Mergers, the response of our business partners to the announcement of the Mergers, potential difficulties in employee retention as a result of the Mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the Mergers and the outcome of any legal proceedings related to the Mergers;

•
negative impacts from the continued spread of COVID-19 or from the emergence of a new strain of virus, including on the U.S. or global economy or on our business, financial position or results of operations;

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

•
other risks identified in this quarterly report on Form 10-Q under Part II, Item 1A Risk Factors for the quarterly period ended April 30, 2023 and in our Annual Report on Form 10-K under Item 1A. Risk Factors for the fiscal year ended October 31, 2022 and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

Index

Merger Agreement with Regency Centers Corporation

As previously announced, on May 17, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regency Centers Corporation, a Florida corporation (“Regency”), Hercules Merger Sub, LLC, a Maryland limited liability company and a wholly owned subsidiary of Regency (“Merger Sub”), UB Maryland I, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Hermes Sub I”), and UB Maryland II, Inc., a Maryland corporation and a direct wholly-owned subsidiary of Hermes Sub I (“Hermes Sub II”), pursuant to which, in accordance with the terms, and subject to the conditions, set forth therein, (a) Hermes Sub II will be merged with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Hermes Sub I, and (b) following the First Merger, Hermes Sub I will be merged with and into Merger Sub (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub being the surviving entity in the Second Merger.
Under the terms of the Merger Agreement, holders of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), and Class A Common Stock, par value $0.01 per share (“Class A Common Stock” and, together with Common Stock, the “Company Common Shares”), will ultimately receive 0.347 (the “Exchange Ratio”) of a newly-issued share of common stock, par value $0.01 per share, of Regency (“Regency Common Stock”) for each Company Common Share they own. No fractional shares of Regency Common Stock will be issued in the Mergers. The value of any fractional interests of shares of Regency Common Stock to which a holder would otherwise be entitled will be paid in cash. Under the terms of the Merger Agreement, holders of the Company’s 6.25% Series H Cumulative Redeemable Preferred Stock and 5.875% Series K Cumulative Redeemable Preferred Stock will ultimately receive, for each share of preferred stock they own, one share of newly issued Regency 6.25% Series A Cumulative Redeemable Preferred Stock (“Regency Series A Preferred Stock”) and 5.875% Series B Cumulative Redeemable Preferred Stock (“Regency Series B Preferred Stock”), respectively, having materially the same terms as the Company’s corresponding series of preferred stock.
Regency and the Company have also agreed to coordinate the timing of their regular quarterly dividends prior to the closing of the Mergers, including proration of the Company’s next dividend to take into account the shorter period covered from the prior Company record date to June 14, 2023 as compared to the Company’s regular quarterly dividend timing. Accordingly, on June 1, 2023, the Board of Directors declared a dividend of $0.2083 for each share of Class A Common Stock and $0.1875 for each share of Common Stock.  The dividends are payable July 6, 2023 to stockholders of record on June 14, 2023.
Also on May 17, 2023, the Company (solely with respect to certain provisions) entered into a Voting Agreement (the “Voting Agreement”) with Regency and Willing L. Biddle, Catherine U. Biddle, Elinor F. Urstadt, Urstadt Property Company, Inc., Urstadt Realty Associates Co LP and Urstadt Realty Shares II L.P., in their respective capacities as record or beneficial owners of Company Common Shares (together, the “Urstadt Biddle Family Stockholders”) collectively representing approximately 68% of the voting power among the Company’s stockholders, pursuant to which the Urstadt Biddle Family Stockholders have agreed to vote (or cause to be voted) all of their Company Common Shares in favor of any proposal to approve the Mergers and against any alternative proposal. The Urstadt Biddle Family Stockholders have further agreed, under the Voting Agreement, to not transfer any of their shares which are subject to its terms.
The boards of directors of the Company and Regency have each approved the Mergers and the other transactions contemplated by the Merger Agreement. The transaction is currently expected to close late in the third quarter or early in the fourth quarter of calendar year 2023, subject to the receipt of approval of holders of the Company’s Common Shares and satisfaction of other customary closing conditions. The Board of Directors has recommended approval of the Mergers, and the other transactions contemplated by the Merger Agreement, by the Company’s stockholders.

Index
Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a Real Estate Investment Trust ("REIT") for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, located in the metropolitan tri-state area outside of the City of New York. Other real estate assets include office properties, three self-storage facilities, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At April 30, 2023, we owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”), which include equity interests in four consolidated joint ventures and six unconsolidated joint ventures. Of the properties owned by wholly-owned subsidiaries or consolidated joint venture entities, approximately 93.1% of the GLA was leased (93.0% at October 31, 2022).  Of the properties owned by unconsolidated joint ventures, approximately 95.8% of the GLA was leased (94.4% at October 31, 2022).  In addition, we own and operate self-storage facilities at three of our retail properties.  The self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of April 30, 2023, the Yorktown Heights self-storage facility had 57,389 square feet of available GLA, which was 95.1% leased. As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  The Stratford facility has been operational for approximately 24 months and is 93.9% leased.  In addition, we just recently completed and opened a third self-storage facility at our Pompton Lakes, NJ property that we are just beginning to lease.  The Pompton Lakes facility has 60,000 square feet and is 4.9% leased.

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

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants:

•	As of April 30, 2023, all of our 71 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating.

•
As of April 30, 2023, approximately 87% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls, and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 1% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York and three retail bank branches.  All six suburban office buildings are open and all of the retail bank branches are open.

Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the COVID-19 pandemic when stay-at-home orders were in place and many businesses were required to close.  We evaluated each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  Although each negotiation was specific to that tenant, most concessions were in the form of deferred rent for some portion of rents due in April 2020 through the beginning of fiscal 2021, to be paid back over the later part of the lease, preferably within a period of one year or less.  Some of these concessions were in the form of rent abatements for some portion of tenant rents due.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We have not converted any additional tenants to cash basis accounting since our second quarter of fiscal 2021. As of April 30, 2023, 37 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period in which the tenant is converted to cash basis revenue recognition.

During the six and three month periods ended April 30, 2023, we recognized collectability adjustments totaling $457,000 and $477,000, respectively, predominantly related to a former tenant, Bed Bath and Beyond, whose lease naturally expired on January 31,  2023.

During the six month period ended April 30, 2022, we recognized collectability adjustments totaling $160,000.  We did not have any significant collectability adjustments in the three months ended April 30, 2022.

As of April 30, 2023, the revenue from approximately 3.1% of our tenants (based on total commercial leases) are being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of the Company’s real estate investments may be impaired, and management has concluded that none of the Company’s investment properties are impaired at April 30, 2023. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we will be required to take impairment charges, and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

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

•
From November 1, 2022 to December 19, 2022, the Company repurchased 116,016 shares of Class A Common Stock at an average per share price of $18.39 and 287 shares of Common Stock at an average per share price of $18.40 under a previously announced stock repurchase program through a Rule 10b5-1(c)(1) agreement entered into between the Company and its broker Deutsche Bank Securities Inc. We believed the repurchase was a good use of our cash and a way to add value to our stockholders. In connection with the approval of the Mergers, on May 17, 2023, our Board of Directors suspended the Company’s Current Repurchase Program, effective as of immediately prior to the execution of the Merger Agreement.

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

For the six months ended April 30, 2023, we signed leases for a total of 288,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 100,000 square feet at an average rental increase of 7.6% on a cash basis.  Renewals for 188,000 square feet of space previously occupied were signed at an average rental increase of 0.8% on a cash basis.

Tenant improvements and leasing commissions averaged $54.40 per square foot in the aggregate for new leases for the six months ended April 30, 2023. We did not pay any significant tenant improvements and leasing commissions on renewal leases for the six months ended April 30, 2023. The average term for new leases was 7 years and the average term for renewal leases was 3 years.

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

Impact of Inflation on Leasing

Our long-term leases generally contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions may include clauses entitling us to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants’ gross sales, which could increase as prices rise. In addition, many of our non-anchor leases are for terms of less than ten years, which permits us to seek increases in rents upon renewal at then-current market rates if rents provided in the expiring leases are below then-current market rates. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of April 30, 2023, management does not believe that any of our investment properties are impaired based on information available to us at April 30, 2023.

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful accounts for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of April 30, 2023, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $1.7 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Form 10-Q.

Index
Liquidity and Capital Resources

Overview

At April 30, 2023, we had cash and cash equivalents of $13.5 million, compared to $15.0 million at October 31, 2022. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.   For the six months ended April 30, 2023 and 2022, net cash flows from operating activities amounted to $36.7 million and $34.9 million, respectively.

The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures without the consent of Regency as well as certain capital transactions that may be used to fund our short and long-term liquidity requirements. Until the Mergers close, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on assuming additional debt, issuing additional equity, repurchasing equity and entering into certain acquisition and disposition transactions, among other restrictions. We are also subject to restrictions on certain activities related to non-wholly owned subsidiaries and entities.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the six months ended April 30, 2023 and 2022 totaled $19.1 million and $18.7 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties and borrowings under our credit facilities. The credit facilities will be available to us during the term of the Merger Agreement for use in the ordinary course of business, subject to certain limitations, or for funding transactions expressly permitted by the Merger Agreement. The amount and timing of short term liquidity needs may vary if the Mergers close as expected.

In December 2022, the Board of Directors increased the annualized dividend by approximately $0.05 per Common and Class A Common share beginning with our January 2023 dividend.  In January and April 2023, we paid dividends in the amount of $0.225 per share of Common stock and $0.25 per share of Class A Common stock. The Merger Agreement restricts our ability to pay further dividends on our capital stock.  However, prior to the Mergers closing, we are permitted under the terms of the Merger Agreement to pay a dividend on our Common Stock and Class A Common Stock with a record date of June 14, 2023, payable on July 6, 2023. The amount of such dividend must be equal to (a) the product of (i) (2.5 divided by 3) multiplied by (ii) $0.225 per share of Common Stock and (b) the product of (i) (2.5 divided by 3) multiplied by (ii) $0.25 per share of Class A Common Stock.   Accordingly, on June 1, 2023, the Board of Directors declared a dividend of $0.2083 for each share of Class A Common Stock and $0.1875 for each share of Common Stock.  The dividends are payable July 6, 2023 to stockholders of record on June 14, 2023.  The Company will continue to pay the dividends on its Series H and Series K Preferred Stock up until the closing of the Mergers at the previously announced dates and terms.

In November and December 2022, we repurchased 116,016 shares of our Class A Common stock at an average price of $18.39 per share and 287 shares of our Common stock at an average price per share of $18.40. All share repurchases were funded with available cash and proceeds from investment property sales.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our four consolidated joint venture entities, McLean Plaza Associates, LLC, UB Orangeburg, LLC, UB High Ridge, LLC and UB Dumont I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 4 to the consolidated financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  Pursuant to the terms of the Merger Agreement, the Company is subject to restrictions on, among other things, equity issuances, other capital markets activities, and sales of properties, subject to certain limited exceptions. Our long-term liquidity needs and access to funds will be different if the Mergers close as expected.

Index

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the six months ended April 30, 2023, we paid approximately $11.8 million for property improvements, tenant improvements and leasing commission costs ($3.8 million representing property improvements, $3.4 million in property improvements related to our Pompton Lakes, NJ self-storage project (see paragraph below) and approximately $4.6 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $8.2 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2023 and fiscal 2024.  This amount is inclusive of our remaining commitments for the Pompton Lakes, NJ development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  A significant portion of our future capital expenditures are discretionary in nature and we may ultimately determine not to make these expenditures or the timing of expenditures may vary. In addition, the amount and timing of future capital expenditures may vary if the Mergers close as expected. Additionally, pursuant to the Merger Agreement, the Company is subject to restrictions on, among other things, making capital expenditures, subject to certain limited exceptions.

We recently completed construction of a new self-storage facility at our Pompton Lakes, NJ property.  Our total investment in this development is estimated to be approximately $9.0 million. As of April 30, 2023, we have invested approximately $8.6 million, which has been funded with available cash.  Any remaining investment will be funded with available cash or borrowings on our Facility.

We remain in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once approvals are obtained to move a cell tower to an alternate site on our adjacent shopping center property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a self-storage facility of approximately 131,000 square feet, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  The Stratford self-storage building is approximately 93.9% leased as of April 30, 2023.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $298.7 million consist of $1.7 million in variable rate debt with an interest rate of 4.55% as of April 30, 2023 and $297.0 million in fixed-rate mortgage loans, with a weighted average interest rate of 3.8% at April 30, 2023.  The mortgages are secured by 23 properties with a net book value of $487 million and have fixed rates of interest ranging from 3.1% to 5.6%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At April 30, 2023, we had 48 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have nine promissory notes secured by properties we consolidate and two promissory notes secured by properties in joint ventures that we do not consolidate, the interest rate on which 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate ("SOFR"), plus a specified credit spread amount.  In addition, on each of the dates these notes were executed by us, we entered into a corresponding derivative interest rate swap contract, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR or SOFR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 30, 2023.  In August 2022, December 2022 and May 2023, we amended seven mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and expect that the replacement reference rate under the amended notes will continue to match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations. See Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 34.2% and a fixed charge coverage ratio of over 3.5 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At April 30, 2023, we had borrowing capacity of $85.2 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We currently have a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives us the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of either SOFR plus 1.55% to 2.30%, or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness, including preferred stock, and additionally requires us to maintain certain debt coverage ratios. We were in compliance with such covenants at April 30, 2023. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

At April 30, 2023, we have $39.0 million outstanding on our Facility.

The Facility will be available to us during the term of the Merger Agreement for use in the ordinary course of business, subject to certain exceptions, or for funding transactions expressly permitted by the Merger Agreement.

Index

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At April 30, 2023	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$23,100	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$17,500	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$14,000	4.07%	July 2032

Index
Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $36.7 million for the six months ended April 30, 2023, compared to $34.9 million in the comparable period of fiscal 2022. The net increase in operating cash flows, when compared with the corresponding prior period, was primarily related to new leasing in the portfolio completed after the first half of fiscal 2022 and in fiscal 2023 and the net operating income from our Shelton Square acquisition, which closed after the first quarter of fiscal 2022.

Investing Activities

Net cash flows used by investing activities amounted to $11.4 million for the six months ended April 30, 2023 compared to net cash used by investing activities in the amount of $33.5 million in the comparable period of fiscal 2022. The decrease in net cash flows used by investing activities in the six months ended April 30, 2023 when compared to the corresponding prior period was the result of acquiring one property in the first half of fiscal 2022 in the amount of $33.2 million and not acquiring any properties in the first six months of fiscal 2023.  This net decrease was offset by an increase in capital improvements of $5.5 million in the first six months of fiscal 2023 when compared with the corresponding prior period.  In addition, the net decrease was offset by $4.4 million in proceeds from sales of properties in the first six months of fiscal 2022. We did not sell any properties in the first six months of fiscal 2023.

We regularly make capital investments in our properties for improvements and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $17.2 million increase in net cash flows used by financing activities for the six months ended April 30, 2023, when compared to the corresponding prior period, was predominantly the result of refinancing two mortgages in the first half of fiscal 2022 and realizing net proceeds of $14 million. We did not refinance any mortgages in the first half of fiscal 2023.  In addition, we invested $2.1 million to repurchase our common stock in the first quarter of fiscal 2023. We did not repurchase any common stock in the first half of fiscal 2022.

Index
Results of Operations

The following information summarizes our results of operations for the six and three months ended April 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended				Change Attributable to
	April 30,		Increase		Property	Properties Held In
Revenues	2023	2022	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$53,432	$51,196	$2,236	4.4%	$844	$1,392
Recoveries from tenants	16,962	17,657	(695)	(3.9)%	190	(885)
Uncollectable amounts in lease income	(460)	(152)	(308)	202.6%	-	(308)
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	134	42	92	219.0%	-	92
Total lease income	70,068	68,743

Lease termination	1,572	60	1,512	2,520.0%	-	1,512
Other income	1,728	2,752	(1,024)	(37.2)%	(20)	(1,004)

Operating Expenses
Property operating	13,109	13,449	(340)	(2.5)%	191	(531)
Property taxes	11,821	11,811	10	0.1%	21	(11)
Depreciation and amortization	15,975	14,716	1,259	8.6%	225	1,034
General and administrative	5,502	5,188	314	6.1%	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,323	6,564	759	11.6%	-	759
Interest, dividends, and other investment income	239	161	78	48.4%	n/a	n/a

	Three Months Ended				Change Attributable to
	April 30,		Increase		Property	Properties Held In
Revenues	2023	2022	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$26,599	$26,206	$393	1.5%	$48	$345
Recoveries from tenants	8,076	8,383	(307)	(3.7)%	(3)	(304)
Uncollectable amounts in lease income	(356)	(38)	(318)	836.8%	-	(318)
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	10	105	(95)	(90.5)%	-	(95)
Total lease income	34,329	34,656

Lease termination	15	32	(17)	(53.1)%	-	(17)
Other income	727	1,312	(585)	(44.6)%	(10)	(575)

Operating Expenses
Property operating	6,143	6,447	(304)	(4.7)%	32	(336)
Property taxes	5,903	5,888	15	0.3%	(43)	58
Depreciation and amortization	7,571	7,573	(2)	-	(56)	54
General and administrative	2,776	2,508	268	10.7%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,676	3,262	414	12.7%	-	414
Interest, dividends, and other investment income	106	106	-	-	n/a	n/a

 Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2023 and 2022 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 4.4% to $53.4 million for the six months ended April 30, 2023, as compared with $51.2 million in the corresponding period of 2022. Base rents increased by 1.5% to $26.6 million for the three months ended April 30, 2023, as compared with $26.2 million in the corresponding period of 2022. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2022, we acquired one property totaling 188,000 square feet and sold three properties totaling 14,300 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six months ended April 30, 2023, when compared with the corresponding period in fiscal 2022.

Properties Held in Both Periods:

Revenues

Base Rent

For properties held in both periods, base rent for the six and three months ended April 30, 2023 increased by $1.4 million and $345,000, respectively, when compared with the corresponding prior period.  This positive variance in the six and three months ended April 30, 2023, when compared with the corresponding prior period, was primarily a result of net new leasing in the portfolio after the first quarter of fiscal 2022 predominantly at nine properties.

In the first six months of fiscal 2023, we leased or renewed approximately 288,000 square feet (or approximately 6.3% of total GLA).  At April 30, 2023, our consolidated properties were 93.1% leased (93.0% leased at October 31, 2022).

Tenant Recoveries
In the six and three months ended April 30, 2023, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $885,000 and $304,000, respectively, when compared with the corresponding prior periods, predominantly related to the recalculation of one tenant's real estate tax reimbursement calculations, which resulted in additional billings to that tenant in the first quarter of fiscal 2022, which creates negative variance in the fiscal 2023 and a reduction in operating expenses in both the three and six month periods ended April 30, 2023 when compared with the corresponding prior periods.

Lease Termination Income
In the six months ended April 30, 2023, lease termination income increased by $1.5 million when compared with the corresponding prior period, related predominantly to three lease termination settlements reached with three different tenants in the first quarter of fiscal 2023. Those tenants had vacated their premises and reached agreement with the company to settle the remaining obligations under their leases.  There was no significant variance in lease termination income in the three months ended April 30, 2023, when compared with the corresponding prior period.

Uncollectable Amounts in Lease Income
In the six and three months ended April 30, 2023, uncollectable amounts in lease income increased by $308,000 and $318,000, respectively, when compared to the corresponding prior periods, primarily as a result of reserving for uncollected rents from a tenant whose lease expired on January 31, 2023 and who subsequently filed for bankruptcy.

ASC Topic 842 Cash Basis Lease Income Reversals
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of April 30, 2023, 37 of these 89 tenants are no longer tenants in the Company's properties. There were no significant charges related to cash-basis tenants in the six and three months ended April 30, 2023 and 2022.

Expenses

Property Operating
In the six and three months ended April 30, 2023, property operating expenses decreased by $531,000 and $336,000, respectively, when compared with the corresponding prior periods, predominantly related to a decrease in snow removal costs throughout the portfolio.

Property Taxes
In the six and three months ended April 30, 2023, property tax expenses were relatively unchanged when compared with the corresponding prior periods.

Interest
In the six and three months ended April 30, 2023, interest expense increased by $759,000 and $414,000, respectively, when compared with the corresponding prior periods.  The increase was mainly the result of having higher amounts drawn on our Facility coupled with higher interest rates as interest on the Facility is calculated on a variable rate.

Depreciation and Amortization
In the six months ended April 30, 2023, depreciation and amortization increased by $1.0 million when compared with the corresponding prior period.  This increase was related to additional tenant improvement amortization resulting from the termination of three tenant leases at our Orange Meadows property, which terminations were required so that we can deliver the combined spaces to new tenants.  There was no significant increase in depreciation and amortization expense in the three months ended April 30, 2023 when compared to the corresponding prior period.

General and Administrative Expenses
In the six and three months ended April 30, 2023, general and administrative expenses increased by $314,000 and $268,000, respectively, when compared with the corresponding prior periods primarily as a result of decreased restricted stock amortization expense in the second quarter of fiscal 2022, when an employee left the company and forfeited their restricted stock. This creates a negative variance in the six and three month periods ended April 30, 2023.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the six and three months ended April 30, 2023 and 2022 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Net Income Applicable to Common and Class A Common Stockholders	$12,000	$12,506	$5,198	$7,109

Real property depreciation	11,903	11,622	5,989	5,884
Amortization of tenant improvements and allowances	3,170	2,123	1,172	1,132
Amortization of deferred leasing costs	874	936	396	539
Depreciation and amortization on unconsolidated joint ventures	750	746	379	371
(Gain)/loss on sale of property	6	(768)	2	(766)

Funds from Operations Applicable to Common and Class A Common Stockholders	$28,703	$27,165	$13,136	$14,269

FFO amounted to $28.7 million in the six months ended April 30, 2023, compared to $27.2 million in the corresponding period of fiscal 2022.  The net increase in FFO is attributable, among other things to:

Increases:
•
A net $1.4 million increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2022 predominantly at nine properties, partially offset by vacancies in the portfolio specifically at three properties.

•	The net operating income from our Shelton Square acquisition, which closed after the first quarter of fiscal 2022.
•
An increase in lease termination income of $1.5 million when compared with the corresponding prior period, related predominantly to three lease termination settlements reached with three different tenants in the first quarter of fiscal 2023. Those tenants had vacated their premises and reached agreements with the company to settle the remaining obligations under their leases.

•	A decrease of $122,000 in net income to noncontrolling interests as a result of redeeming units after the second quarter of fiscal 2022.

Decreases:
•
An increase in interest expense of $759,000 when compared with the corresponding prior period.  The increase was mainly the result of having higher amounts drawn on our Facility coupled with higher interest rates, as interest on the Facility is calculated on a variable rate.

•
A $365,000 net decrease in recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) when compared with the corresponding prior period, predominantly related to the recalculation of one tenant's real estate tax reimbursement calculations, which resulted in additional billings to that tenant in the first quarter of fiscal 2022, creating a negative variance in the first half of fiscal 2023.

•
A $308,000 increase in uncollectable amounts in lease income predominantly related to reserving the uncollected rents from one tenant whose lease expired on January 31, 2023 and who subsequently filed for bankruptcy.

•
A $1.0 million decrease in other income primarily related to recognizing income in the first half of fiscal 2022 for the settlement of insurance claims related to a flood casualty at several of our properties.

•
A $314,000 increase in general and administrative expenses when compared with the corresponding prior periods primarily as a result of decreased restricted stock amortization expense in the second quarter of fiscal 2022, when an employee left the company and forfeited their restricted stock.

FFO amounted to $13.1 million in the three months ended April 30, 2023, compared to $14.3 million in the corresponding period of fiscal 2022.  The net decrease in FFO is attributable, among other things to:

Decreases:
•
An increase in interest expense of $414,000 when compared with the corresponding prior period.  The increase was mainly the result of having higher amounts drawn on our Facility coupled with higher interest rates, as interest on the Facility is calculated on a variable rate.

•
A $318,000 increase in uncollectable amounts in lease income predominantly related to reserving the uncollected rents from one tenant whose lease expired on January 31, 2023 and who subsequently filed for bankruptcy.

•
A $585,000 decrease in other income primarily related to recognizing income in the second quarter of fiscal 2022 for the settlement of insurance claims related to a flood casualty at several of our properties.

•
A $268,000 increase in general and administrative expenses when compared with the corresponding prior periods primarily as a result of decreased restricted stock amortization expense in the second quarter of fiscal 2022, when an employee left the company and forfeited their restricted stock.

Increases:
•
A net $345,000 increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2022 predominantly at nine properties offset by vacancies in the portfolio specifically at six properties.

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

	Six Months Ended April 30,			Three Months Ended April 30,
	2023	2022	% Change	2023	2022	% Change
Same Property Operating Results:

Number of Properties (Note 1)	70			70

Revenue (Note 2)
Base Rent (Note 3)	$51,983	$50,999	1.9%	$26,029	$25,765	1.0%
Uncollectable amounts in lease income	(459)	(152)	202.0%	(355)	(39)	810.3%
ASC Topic 842 cash-basis lease income reversal-same property	2	(10)	(120.0)%	(122)	77	(258.4)%
Recoveries from tenants	16,545	17,429	(5.1)%	7,857	8,159	(3.7)%
Other property income	273	1,130	(75.8)%	136	794	(82.9)%
	68,344	69,396	(1.5)%	33,545	34,756	(3.5)%

Expenses
Property operating	7,959	7,993	(0.4)%	3,865	4,091	(5.5)%
Property taxes	11,721	11,681	0.3%	5,828	5,768	1.0%
Other non-recoverable operating expenses	1,365	1,139	19.8%	718	590	21.7%
	21,045	20,813	1.1%	10,411	10,449	(0.4)%

Same Property Net Operating Income	$47,299	$48,583	(2.6)%	$23,134	$24,307	(4.8)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	1,460	744		714	714
Other Interest income	420	286		240	161
Other Dividend Income	24	44		16	36
Consolidated lease termination income	1,572	60		15	32
Consolidated amortization of above and below market leases	369	396		186	222
Consolidated straight line rent income	602	(55)		230	(60)
Equity in net income of unconsolidated joint ventures	868	590		448	323
Taxable REIT subsidiary income/(loss)	(359)	(135)		(356)	(321)
Solar income/(loss)	6	(292)		4	(81)
Unrealized holding gains arising during the periods	-	-		-	-
Gain on sale of marketable securities	-	-		-	-
Interest expense	(7,323)	(6,564)		(3,676)	(3,262)
General and administrative expenses	(5,503)	(5,188)		(2,777)	(2,508)
Uncollectable amounts in lease income	(459)	(152)		(355)	(39)
Uncollectable amounts in lease income - same property	459	152		355	39
ASC Topic 842 cash-basis lease income reversal	2	(10)		(122)	77
ASC Topic 842 cash-basis lease income reversal-same property	(2)	10		122	(77)
Directors fees and expenses	(222)	(201)		(103)	(94)
Depreciation and amortization	(15,975)	(14,716)		(7,571)	(7,572)
Adjustment for intercompany expenses and other	(2,715)	(3,175)		(1,053)	(1,239)

Total other -net	(26,776)	(28,206)		(13,683)	(13,649)
Income from continuing operations	20,523	20,377	0.7%	9,451	10,658	(11.3)%
Gain (loss) on sale of real estate	(6)	768		(2)	766
Net income	20,517	21,145	(3.0)%	9,449	11,424	(17.3)%
Net income attributable to noncontrolling interests	(1,692)	(1,814)		(839)	(903)
Net income attributable to Urstadt Biddle Properties Inc.	$18,825	$19,331	(2.6)%	$8,610	$10,521	(18.2)%

Same Property Operating Expense Ratio (Note 4)	84.1%	88.6%	(4.5)%	81.1%	82.8%	(1.7)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three and six month periods ended April 30, 2023 are reduced by approximately $0 and $0, respectively, in rents that were deferred and approximately $0 and $0, in rents that were abated because of COVID-19. Base rents for the three and six month periods ended April 30, 2023, are increased by approximately $8,000 and $27,000, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2023 periods.

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of April 30, 2023, we had total mortgage debt of $297.0 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements to convert some of our variable-rate debt to fixed-rate debt.  As of April 30, 2023, we had nine open derivative financial instruments that relate to promissory notes secured by properties that we consolidate.  These interest rate swaps are cross-collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Southeast, NY, Stamford, CT, Greenwich CT, Darien, CT, Stratford, CT. and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Southeast swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, the Stratford swap expires in February 2032, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  In August 2022, December 2022 and May 2023, we amended seven mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and expect that the replacement reference rate under the amended notes will continue to match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations.  See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of our October 31, 2022 annual report on Form 10-K for more information.
At April 30, 2023, we had $39.0 million in borrowings outstanding on our Facility, which bears interest at SOFR plus 1.55%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended April 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index

Item 1A.  Risk Factors

The pending Mergers may not be completed on the currently contemplated timeline or terms, or at all, which could result in a requirement that we pay certain termination fees.

The completion of the Mergers is subject to various conditions, including, among others, customary conditions relating to: (1) the approval of the Mergers and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of our Common Stock and Class A Common Stock, voting together as a single class, representing a majority of all votes entitled to be cast on the matter at the meeting of such holders held for that purpose (the “Special Meeting”); (2) the effectiveness of a registration statement on Form S-4 to register the issuance of Regency Common Stock, Regency Series A Preferred Stock and Regency Series B Preferred Stock in connection with the Mergers; (3) the absence of any law or order prohibiting completion of the Mergers; (4) the shares of Regency Common Stock, Regency Series A Preferred Stock and Regency Series B Preferred Stock to be issued in the Second Merger having been approved for listing on Nasdaq; (5) each of the articles of amendment classifying the Regency Series A Preferred Stock and Regency Series B Preferred Stock having been filed with and accepted for record by the Florida Department of State; (6) the absence of any material adverse effect with respect to us or Regency; (7) the receipt of tax opinions relating to the status as a real estate investment trust of each of our company and Regency and the tax-free nature of the transaction; (8) the accuracy of all representations and warranties (subject to certain materiality exceptions) made by the parties to the Merger Agreement; and (9) performance of, in all material respects, each party’s agreements and covenants under the Merger Agreement.

We cannot provide assurance that the conditions to completing the Mergers will be satisfied or waived, and accordingly, that the Mergers will be completed on the terms or timeline that the parties anticipate or at all.  If any condition to the Mergers is not satisfied, it could delay or prevent the Mergers from occurring, which could negatively impact the price of our Common Stock and Class A Common Stock or our business, financial condition, results of operations and growth prospects.  In addition, either we or Regency may terminate the Merger Agreement under specified circumstances, including, among other reasons, if the Mergers are not completed on or before February 17, 2024.

In addition to the above risks, if the Merger Agreement is terminated and we seek an alternative transaction, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Mergers.  In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay Regency a termination fee of $31.6 million.

Failure to complete the pending Mergers could have an adverse effect on our company.

Either we or Regency may terminate the Merger Agreement under specified circumstances.  If the Mergers are not completed, our business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:

•	The market price of our Common Stock and Class A Common Stock could decline;
•
We will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Mergers, which could adversely affect our business, financial condition, results of operations and growth prospects;

•
If the Merger Agreement is terminated and our Board of Directors seeks another transaction, our stockholders cannot be certain that we will be able to find another party willing to enter into a transaction as attractive as the Mergers;

•
We could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement;

•
We will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the Mergers that could have been devoted to pursuing other beneficial opportunities;

•
We may experience reputational harm due to the adverse perception of any failure to successfully complete the Mergers or negative reactions from the financial markets or from our tenants, managers, vendors, employees and other commercial relationships; and

•	We may be required, under specified circumstances, to pay Regency a termination fee of $31.6 million.

Any of these risks could adversely affect our business, financial condition, results of operations and growth prospects.  Similarly, delays in the completion of the Mergers could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Mergers and could adversely affect our business, financial condition, results of operations and growth prospects after the Mergers.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the stock prices of our Common Stock or Class A Common Stock.

In connection with the Mergers, upon the terms and subject to the conditions set forth in the Merger Agreement, holders of our Common Stock and Class A Common Stock will receive 0.347 of a share of Regency Common Stock, without interest and subject to certain adjustments for each share of Common Stock or Class A Common Stock they own. No fractional shares of Regency Common Stock will be issued in the Mergers.  The value of any fractional interests of shares of Regency Common Stock to which a holder would otherwise be entitled will be paid in cash.  The Exchange Ratio is fixed and will not be adjusted to reflect stock price changes of Regency Common Stock or our Common Stock or Class A Common Stock prior to the closing of the Mergers, although it will be adjusted in specified circumstances, including in the event that we declare a REIT Dividend or Regency declares a REIT Dividend in accordance with the terms of the Merger Agreement.

Changes in the price of Regency Common Stock prior to the Mergers will affect the market value of the Merger Consideration that holders of our Common Stock and Class A Common Stock will receive on the closing of the Mergers.  Stock price changes may result from a variety of factors (many of which are beyond our control), including the following factors:
•	changes in our or Regency’s businesses, operations, assets, liabilities and prospects;
•	changes in market assessments of our or Regency’s business, operations, financial position and prospects;
•	market assessments of the likelihood that the Mergers will be completed;
•	the expected timing of the Mergers;
•	interest rates, general market and economic conditions and other factors affecting the price of Regency Common Stock or our Common Stock or Class A Common Stock;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Regency operate; and
•	other factors beyond our control, including those described elsewhere under this “Risk Factors Related to the Mergers” heading.

The price of Regency Common Stock at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed and on the date of the Special Meeting.  As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary.  Because the Mergers will be completed after the date of the Special Meeting, at the time of the Special Meeting, holders of our Common Stock and Class A Common Stock will not know the exact market value of the Regency Common Stock that such holders will receive upon completion of the Mergers.  If the price of Regency Common Stock declines between the date the Merger Agreement was signed or the date of the Special Meeting and the closing of the Mergers, including for any of the reasons described above, holders of our Common Stock and Class A Common Stock will receive shares of Regency Common Stock that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of the Special Meeting, respectively.
Therefore, since the number of shares of Regency Common Stock to be issued per share of our Common Stock and Class A Common Stock is generally fixed, holders of our Common Stock and Class A Common Stock cannot be sure of the market value of the Merger Consideration they will receive upon completion of the Mergers.

Index

The Merger Agreement contains provisions that could make it more difficult for a third party to acquire  us or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to enter into an acquisition agreement with respect to an alternative acquisition proposal and to participate in discussions or negotiations with or provide non-public information to any person relating to an alternative acquisition proposal, subject to customary exceptions.  In addition, we may be required to pay Regency a termination fee of $31.6 million under specified circumstances, including if (A) Regency terminates the Merger Agreement because our Board of Directors changes its recommendation before the Special Meeting that the holders of our Common Stock and Class A Common Stock vote to approve the Mergers, (B) we terminate the Merger Agreement in order to enter into an acquisition agreement with respect to a superior acquisition proposal, as described in the Merger Agreement or (C) we, within 12 months of a termination of the Merger Agreement (1) by Regency on account of a breach by us or (2) by Regency or us on account of a failure to obtain approval of the Merger Proposal,  consummate an alternative acquisition proposal or enter into an acquisition agreement with respect to an acquisition proposal that is later consummated, and prior to the termination there was a public alternative acquisition proposal that was not withdrawn publicly.

Notwithstanding these “no-shop” restrictions, prior to obtaining the approval of the Merger Proposal at the Special Meeting, under specified circumstances, our Board of Directors may change its recommendation of the transaction, and we may also terminate the Merger Agreement to enter into an acquisition agreement with respect to a superior acquisition proposal upon payment of the termination fee described above.

These provisions could make it more difficult for a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.
The pendency of the Mergers could adversely affect our businesses and operations.

In connection with the pending Mergers, some tenants, managers, vendors or other parties with commercial relationships with us may delay or defer decisions, which could adversely affect our business, financial condition, results of operations and growth prospects, regardless of whether the Mergers are completed.  Similarly, our employees may experience uncertainty about their future roles with the combined company following the Mergers, which may adversely affect our ability to attract and retain key personnel during the pendency of the Mergers.  In addition, due to covenants in the Merger Agreement, we may be unable (without Regency’s prior written consent), during the pendency of the Mergers, to undertake significant transactions involving the acquisition and/or disposition of assets, make significant capital expenditures, enter into a new line of business or form or enter into any new funds or joint ventures or expand our liquor, self-storage, solar or other non-real estate businesses, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions are believed by us to be beneficial. In addition, until the Mergers close or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement.

If the Mergers are not consummated by February 17, 2024, we or Regency may terminate the Merger Agreement.

Either we or Regency may terminate the Merger Agreement if the Mergers have not been consummated by February 17, 2024.  However, this termination right will not be available to a party if that party failed to comply with any provision under the Merger Agreement and that failure was the principal cause of the failure to consummate the Mergers before such date.  Any termination of the Merger Agreement may adversely affect our business, financial condition, results of operations and growth prospects.

If the First Merger and Second Merger do not both qualify as a “reorganization,” there may be adverse tax consequences.

Each of the First Merger and Second Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code.  It is a condition to the completion of the Mergers that we and Regency receive written opinions from our respective counsel to the effect that each of the First Merger and the Second Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.  The foregoing opinions, however, are limited to the factual representations provided by us and Regency to counsel and the assumptions set forth therein, and are not a guarantee that each of the First Merger and the Second Merger, in fact, will qualify as a “reorganization”.  Moreover, neither we nor Regency has requested or plans to request a ruling from the IRS that either of the First Merger and the Second Merger qualifies as a “reorganization”.  If either of the First Merger or the Second Merger were to fail to qualify as a “reorganization,” then each holder of our capital stock generally would recognize gain or loss, as applicable, equal to the difference between (i) with respect to the First Merger, (x) the sum of the fair market value of the applicable class of stock received by such holder of our capital stock in the First Merger and (y) such holder’s adjusted tax basis in the applicable class of its shares of our capital stock; and (ii) with respect to the Second Merger, (x) the sum of the fair market value of the applicable class of Regency capital stock and cash in lieu of any fractional share of Regency Common Stock received by such holder of our capital stock in the Second Merger, and (y) such holder’s adjusted tax basis in the applicable class of stock received in the First Merger.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereunder, could have a material adverse impact on our businesses and our ability to consummate the Mergers.

Transactions like the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either party’s board of directors breached its respective duties to its stockholders or other equityholders by entering into a merger agreement, by failing to obtain a greater value in a transaction for its stockholders or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto.  An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse impact on our ability to complete the Mergers or our business, financial condition, results of operations and growth prospects, including through the possible diversion of our resources or distraction of key personnel.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Restrictions on Dividends

The Merger Agreement restricts our ability to pay dividends on our Common and Class A Common stock.  However, we are permitted under the terms of the Merger Agreement to pay a third quarter dividend on (i) our Common and Class A Common stock with record dates consistent with Regency's dates for its third quarter common stock distribution that do not exceed the limits set forth in the Merger Agreement and (ii) our Series H and Series K Preferred Stock  in accordance with the terms of those series, in each case, with record dates consistent with historical record dates.

Share Repurchase Program

Following its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program ("Prior Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions.

On October 3, 2022, our Board of Directors re-approved a new share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions. The Current Repurchase Program was announced on October 3, 2022 and has no set expiration date.  The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors.  For the three month period ended April 30, 2023, the Company did not repurchase any stock under the Current Repurchase Program. In connection with the approval of the Mergers, on May 17, 2023, the Company’s Board of Directors suspended the Company’s Current Repurchase Program, effective as of immediately prior to the execution of the Merger Agreement.

In addition, from time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Index

Item 6.  Exhibits

2.1
Agreement and Plan of Merger dated May 18, 2023 by and among Regency Centers Corporation, Hercules Merger Sub, LLC, Urstadt Biddle Properties Inc., UB Maryland I, Inc. and UB Maryland II, Inc. (incorporated by reference  to Exhibit 2.1 of the Current Report on Form 8-K of Urstadt Biddle Properties Inc. filed with the SEC on May 18, 2023*** (SEC File No. 001-12803)).

4.1
Amendment to the Rights Agreement, dated as of May 17, 2023, by and between Urstadt Biddle Properties Inc. and Computershare, Inc., as Rights Agent. (incorporated by reference  to Exhibit 4.1 of the Current Report on Form 8-K of Urstadt Biddle Properties Inc. filed with the SEC on May 18, 2023 (SEC File No. 001-12803)).

10.1
Voting Agreement, dated as of May 17, 2023, by and among Urstadt Biddle Properties Inc., Regency Centers Corporation, Urstadt Property Company, Inc., Elinor F. Urstadt, Urstadt Realty Associates Co LP, Urstadt Realty Shares II L.P., Willing L. Biddle and Catherine U. Biddle. (incorporated by reference  to Exhibit 10.1 of the Current Report on Form 8-K of Urstadt Biddle Properties Inc. filed with the SEC on May 18, 2023 (SEC File No. 001-12803)).

10.2
Amended and Restated Restricted Stock Award Plan (as amended March 22, 2023) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Urstadt Biddle Properties Inc. filed with the SEC on March 22, 2023 (SEC File No. 001-12803)).

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
*** Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Urstadt Biddle Properties Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that Urstadt Biddle Properties Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 7, 2023	and Principal Accounting Officer